Form 10KSB
period 1999-02-28
DR ABRAVANELS FORMULAS INC/CA
filed 1999-05-07
CIK 1066759

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549
                      ______________________

                           FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the fiscal year ended February 28, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from______ to _______

        Commission file number: 000-25157

                  Dr. Abravanel's Formulas, Inc.
       ---------------------------------------------------
      (Exact name of registrant as specified in its charter)


          Nevada                                 95-4685068
------------------------------            --------------------------------
(State or other jurisdiction of            (IRS employer identification no.)
 incorporation)


   124 South Hudson Avenue, Los Angeles, CA                   90004
-------------------------------------------------      ------------------
   (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number: (213) 933-0163

Securities registered pursuant to Section 12(b) of the Exchange Act:

     Title of each class           Name of each exchange on which registered

             None                                  None
     --------------------          -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                              Common
    ---------------------------------------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     [ ] Yes      [x] No

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $ -0-

     The Company has no market for its common shares. Therefore, management has arbitrarily valued the 1,341,353 shares held by non-affiliates as of May 1, 1999, at $1,341.35 based on the par value of one mill ($0.001) per share.

     The number of shares outstanding of the issuer's common stock as of May 1, 1999, was 12,841,353 shares of common stock, $.001 par value per share.

     Transitional Small Business Disclosure Format YES [ ] NO [x]

                              PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

     Dr. Abravanel's Formulas, Inc., a Nevada corporation (the "Company") is a nutritional supplement development and marketing corporation. The Company was incorporated on April 28, 1998 and is headquartered at 124 South Hudson Avenue, Los Angeles, CA 90004.

     In April of 1998, the Company issued 10,000,000 "unregistered", "restricted" shares to its founders, Dr. Abravanel and Mark Delott pursuant to a Technology Transfer Agreement. In consideration for such issuance, the Company now owns 100% of the rights to all formulas of Dr. Abravanel that the Company markets as further discussed under "BUSINESS OF THE COMPANY", below and under Item 12. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS". On August 26, 1998, the Company issued 1,500,000 to the same individuals (750,000 each) pursuant to a Compensatory Benefit Plan in accordance with Rule 701 of the Securities Act of 1933, as amended (the "Act"). In May of 1998 through September 1998, the Company conducted an offering of its commons stock pursuant to an exemption from the registration requirements of Section 5 of the Act, under Section 4(2)and under Section 3(b), Regulation D, Rule 504.
The Company sold 1,341,353 shares of its common stock to 30 investors at prices ranging from $0.01 to $0.20 per share for gross proceeds of approximately $133,000 which was allocated to general working capital.

     On December 10, 1998, the Company elected to file a Form 10-SB registration statement on a voluntary basis in order to become a reporting company under the Securities Exchange Act of 1934. The Company amended its registration statement on April 8 and April 29, 1999.

BUSINESS OF THE COMPANY

Principal Products of the Company and their Markets
---------------------------------------------------

     The Company has developed products under the guidance of its Chairman and President, Elliot Abravanel, MD specifically for the reduction or elimination of cravings in people. The Company's products are designed to reduce cravings for sugar, starch, and greasy food. Dr. Abravanel believes that if a person's cravings are reduced or eliminated, several benefits may result. Furthermore, by reintroducing certain missing nutrients provided by plant derived colloidal minerals, amino acids, vitamins, and certain herbs in the right amounts and proportions, persons with physical or psychological health concerns may benefit. In layman terms, "Colloidal minerals" are "super" small minerals that are highly absorbable because they can pass through and into human cells. Dr. Abravanel also believes it is the lack of these specific nutrients that give rise to cravings that could result in many physical and psychological disorders which include the following:

*     Weight problems
*     Greater susceptibility to stress
*     Fatigue
*     Mental and physical health problems
*     Drug and alcohol dependency

     (No scientific studies have been done on the Company's products, and the Company makes no health claims for disease treatment of any kind.) This belief is based upon a large body of work going back about 25 years relating the effects of nutrients to behavior, particularly to overall brain function and feeding behavior. These works include the following, all of which were published and authored by parties unrelated to the Company or its management:

      Recent advances in the clinical and biochemical effects of chromium deficiency.
      Anderson RA
      Prog Clin Biol Res 1993;380():221-34

      Chromium and its relation to carbohydrate metabolism.
      Mertz W
      Med Clin North Am 1976 Jul;60(4):739-44

      Chromium depletion in the pathogenesis of diabetes and atherosclerosis. Boyle E Jr, Mondschein B, Dash HH
      South Med J 1977 Dec;70(12):1449-53

      Carbohydrates and human appetite.
      Blundell JE, Green S, Burley V
      Psychology Department, University of Leeds, UK.
      Am J Clin Nutr 1994 Mar;59(3 Suppl):728S-734S

      Chromium as an essential nutrient for humans.
      Anderson RA
      Beltsville Human Nutrition Center, U.S. Department of Agriculture, ARS, Beltsville, Maryland 20705, USA.
      Regul Toxicol Pharmacol 1997 Aug;26(1 Pt 2):S35-41

      Safety and efficacy of long-term treatment with ephedrine, caffeine and an ephedrine/caffeine mixture.
      Toubro S, Astrup AV, Breum L, Quaade F
      Research Department of Human Nutrition, Royal Veterinary and Agricultural University, Fredriksberg, Copenhagen, Denmark.
      Int J Obes Relat Metab Disord 1993 Feb;17 Suppl 1():S69-72

      Dietary influences on the synthesis of neurotransmitters in the brain. Growdon JH, Wurtman RJ
      Nutr Rev 1979 May;37(5):129-36

      Control of brain neurotransmitter synthesis by precursor availability and food consumption. pp. 103-21.
      Wurtman RJ, Cohen EL, Fernstrom JD
      In: Usdin E, et al., ed. Neuroregulators and psychiatric disorders. New York, Oxford Univ Press, 1977. WM 100 N494 1976. ;():

      Nutrients, neurotransmitter synthesis, and the control of food intake. Wurtman RJ, Wurtman JJ
      Res Publ Assoc Res Nerv Ment Dis 1984;62():77-86

      Ways that foods can affect the brain.
      Wurtman RJ
      Nutr Rev 1986 May;44 Suppl():2-6

      Neurotransmitters, control of appetite, and obesity.
      Wurtman RJ
      Department of Applied Biological Sciences, Massachusetts Institute of Technology, Cambridge.
      Curr Concepts Nutr 1988;16():27-34

      Physiological effects of food carbohydrates.
      Jeanes, Hodge ACS
      Symposium Series #15 American Chemical Society. (1975)

      Aberrant snacking patterns and eating disorders in patients with obsessive compulsive disorder.
      O'Rourke DA, Wurtman JJ, Wurtman RJ, Tsay R, Gleason R, Baer L, Jenike MA Clinical Research Center, Massachusetts Institute of Technology, Cambridge. 1975)

    However, many studies show that certain vitamin or mineral deficiencies produce certain negative influences. For example, in respected peer-reviewed journals, copper deficiencies have been shown to increase hair loss, chromium deficiency - sugar cravings, and so on. All of the Company's supplemental formulas provide general benefits which may result in the following:

*   Greater energy
*   Greater alertness
*   Reduced aches and pains
*   A feeling of contentment or steadiness
*   Reduction or elimination of cravings

    Dr. Abravanel believes the Company's products have enormous general appeal and in most cases are significantly different from other nutritional supplements on the market because they are:

*    Aimed toward reducing or eliminating craving.

* The minerals which are a key ingredient are colloidal and plant derived vs. metallic or chelated (as in the vast majority of supplements) thus are believed to be more effectively and readily absorbable by the body. A 'chelate' is a compound having a ring structure that usually contains a metal ion held by coordinate bonds. A 'chelated mineral' is a metallic mineral bound in such a structure. Simply put, chelated minerals, because of this bound nature, becomes more readily absorbable into the cell structure, but not as efficient as colloidal minerals.

* In most cases, discernable benefits can be noticed by most people in a short period of time making it more likely that clients will continue their use.

* Each formula provides necessary amino acids, vitamins, minerals and herbs (when necessary) for convenient consumption so that one product instead of several has to be ingested.

* A complementary Men's and Women's herbal formula will be introduced in the future to provide additional benefits.

    The Company's focus is on developing a monthly program versus one-time orders; and therefore making it easier for the consumer to continue the use of the Company's products.

     All of the Company's supplement formulas are designed to assist in the reduction or elimination of various cravings. The Company intends to initially offer the following three formulas; however, the Company may choose to change the names of the products prior to introducing them into the market place:

1. Dr. Abravanel's Special Formula for Weight Loss for those who want to lose weight. The active ingredients of this product are Ma huang and Schizandra 25% each with the remaining 50% split in equal quantities among Magnolia bark, Asarum, Evodia, Scute Gardenia, Phellodendron, Licorice, Ginger and Jujube.

2. Dr. Abravanel's Special Formula for Vibrant Health, a general formula providing benefits of greater energy, greater alertness, less aches and pains, a feeling of contentment or steadiness, designed for those who do not need to lose weight. This product contains a wide variety of vitamins and minerals which are set forth below:

Vitamins:

A (water soluble)                                       5,000 IU
D-3                                                       200 IU
E (d-alpha tocopherol succinate, water soluble)            50 IU
C (ascorbic acid)                                         100 mg
Folic acid                                                200 mcg
B-1 (thiamine mononitrate)                                 15 mg
B-2 (riboflavin)                                           15 mg
B-3 (niacinamide)                                          50 mg
B-6 (pyridoxine)                                           15 mg
B-12 (cyanocobalamin)                                      50 mcg
Pantothenic acid                                           15 mg
Biotin                                                   12.5 mcg
Choline bitartrate                                         50 mg
Citrus biofavonoids                                      12.5 mg
Inositol                                                   50 mg
Rutin                                                    12.5 mg
Para-aminobenzoic acid                                     15 mg
Glutamic acid Hcl                                        12.5 mg
Betaine Hcl                                              12.5 mg

Minerals:

Calcium (Bone meal)                                        30 mg
Magnesium (oxide)                                          10 mg
Iron (fumarate)                                            10 mg
Manganese (gluconate)                                       6 mg
Iodine (kelp)                                             75 mcg
Copper (gluconate)                                          1 mg
Zinc (gluconate)                                            5 mg
Phosphorus (Bone meal)                                     15 mg

These active ingredients are mixed in a base containing kelp, alfalfa, watercress, parsley and lecithin.

3. Dr. Abravanel's Special Formula for Meal Replacement. A special formula to replace one meal a day. This formula contains a natural formulation of plant-derived minerals and other nutrients, designed to reduce cravings for sweets, starches and greasy foods. Each portion contains two scoops of milk and egg protein powder (28gm) and supplies the following vitamins and minerals:

                                       % Daily Value (based on 2000 cal diet)
Cholesterol 5mg                                   2%
Sodium 35mg                                       2%

Potassium 70mg.                                   2%
Total Carb 0g                                     0%
Protein 24g                                      46%
Vit A                                            35%
Vit C                                            35%
Calcium                                          50%
Iron                                             35%
Vit D                                            35%
Vit E                                            35%
Thiamin                                          35%
Riboflavin                                       35%
Niacin                                           35%
Vit B6                                           35%
Folate                                           35%
Vit B12                                          35%
Biotin                                           35%
Pantothenic acid                                 35%
Phosphorus                                       35%
Iodine                                           35%
Magnesium                                        35%
Zinc                                             35%
Copper                                           35%

Effect of Governmental Regulations/Need for Governmental Approval
-----------------------------------------------------------------

     As is the case with almost all herbal, vitamin and mineral formulas, the Company's products have no government regulation involving their human
consumption and no governmental permits required.   However, there are
recommendations as to the amounts that are considered to be in excess for human consumption. Ma huang, for example, while not directly regulated has been an herb that must be taken in low dosages as recommended by the FDA. The Company and its suppliers adhere strictly to all governmental guidelines. The Company fully discloses all ingredients and usage amounts on its labels.

Distribution Method of the Company's Products
---------------------------------------------

    The Company intends to use a wide range of marketing approaches with a primary focus on direct response radio commercials, newspaper and magazine advertisements, Internet and telemarketing sales and seminars with Dr. Abravanel or one of the Company's representatives. In addition, the Company may choose to operate Kiosks in high foot traffic areas such as malls. Television and radio commercials or infomercials may be used as well.

     The Company may also develop a referral reward program. This will allow customers to benefit financially by referring people to the Company's product line. The Company is not a multi-level or network marketing Company, however, it may fall under laws and regulations governing network marketing due to its reward program. The Company may elect to become a network or multi-level marketing company in the future. The Company's planned Referral Reward Program would be a financial incentive or product credit given to customers who refer new customers to the Company. It is anticipated that the format may include a one time incentive or possibly continued incentives as the "referred" customer continues to purchase products. The Company would institute a Referral Reward Program to increase business. There are, however, several business risks associated with a Referral Reward program in that the Company will have to ensure that such a program does not violate either federal and state regulations. These regulations include such matters as pyramid scheme statutes, lottery laws, buyers club legislation and referral sales state statutes. Prior to commencing a Referral Reward Program, the Company will retain legal, computer, and accounting experts in this field to make sure that the program is in compliance with all applicable laws.

      The Company will receive revenues from the direct sale of its products. The Company may elect to license its product line by private label to other nutrition companies, physicians for in office sales, or network marketing companies.

      The Company expects to work with experts in various advertising and direct marketing fields to design and develop promotional campaigns. Initially, the Company intends to contract out 800 or 900 telephone response sales to respected calling centers as well as using reputable fulfillment houses for delivery of the Company's products to its customers.

      The Company is in the final stages of product development of its initial line of supplements. The Company expects to have its initial products developed and ready for market in early 1999.

     The Company intends to participate in the North American nutritional supplement industry, specifically marketing products developed by Elliot Abravanel, M.D. The nutritional supplement industry is vast. The US vitamin, supplement and mineral product sales exceeded $6.5 billion in 1996 according to Packaged Facts (New York, NY). In addition, the natural products industry sales totaled $11.5 billion in 1996. There is a consumer trend toward taking control of one's health through natural means such as vitamin, mineral, and herbal supplements.

     At the present time, the industry is highly fragmented, with more than 800 companies making or marketing brand name or private-label products. A growing trend in private label supplements is the combination of multi-vitamins with herbal supplements which is similar to what the Company intends to do. Health and natural foods stores are the main sales outlets for products like the Company's. However, mass market activity such as direct or multi-level sales have been increasing, followed by mass merchandisers and drug stores. Most large vitamin companies provide several different selections of vitamins, mineral and herbal supplements. Prices and quality also vary from company to company.

     Management believes that the Company's products are beneficial in that most people can easily notice the results, especially the reduction or elimination of various cravings and improved sense of well-being. The primary focus of the Company's business plan is to bring these impact products to market and introduce new life-enhancing products as they are developed.

      The nutritional supplement industry appears to be growing at a healthy rate. Management therefore believes that there are significant opportunities available in the market for its products.

      There are many supplement companies competing for market share.
However, large business potential exists for well-organized, properly managed, and adequately capitalized companies. Because of the unique features of Dr. Abravanel's formulas and the fact that he, a medical doctor, represents the products, the Company believes it can achieve revenue and profit objectives to become successful.

     While the Company has not commenced operations, management has prepared the product line concept, studied various marketing strategies, and built relationships with manufacturers. In developing the Company's planned entrance into the market place, the Company believes that Dr. Abravanel contributes a significant degree of in-depth industry experience, knowledge, reputation, credibility and a network of industry contacts and relationships.

Source and Availability of Raw Materials/Principal Suppliers
------------------------------------------------------------

The vitamins and minerals which comprise Dr. Abravanel's formulas are readily available from a multitude of sources. In addition, there are numerous manufacturers with the capability of manufacturing the products to the Company's specifications some of which the Company has already developed certain relationships with. Some of the principal suppliers which the Company has available to it are companies such as Rockland Corporation headquartered in Omaha City, Nebraska, and Clark Corporation of Utah.

Competition
-----------

     The Company will compete with many other companies in the nutrition supplement industry, most of which are better financed and which have more experience than that of the Company. Most of these companies have greater capital, and a bigger loyal customer base than the Company. And while the Company's formulas are distinct, they are not necessarily unique. Other companies have vitamin, mineral and amino acid combinations And are in a better position to compete in the market place. There can be no assurance that the consumer will accept the Company's products in the scale needed to achieve profitably. Revenues realized from the sale of products are largely a function of connecting with the consumer through advertising campaigns. There is no assurance these campaigns will be successful. It is not possible to predict accurately the effect that any of these competitive factors may have on the success of the Company's business.

Dependence on a Few Major Customers
-----------------------------------

      Management does not believe that the Company will be dependent on a few major customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements.
-------------------------------------------------------------------------

     The Company has no current intellectual property protection and has no pending application of property protection. Management believes that any property protection such as patents, licenses, copyrights, etc. are not appropriate since many competing products contain various ingredients that are in the Company's product line.

Agreements with Dr. Abravanel & Mr. Delott
------------------------------------------

     On April 28, 1998, the Company entered into a Transfer of Formula Agreement by which the Company owns 100% of the rights of all formulas it markets. These do not include, however, formulas that Dr. Abravanel has developed that the Company does not market. Nor does this agreement prohibit Dr. Abravanel from distributing his current and his future formulas that the Company does not own through other venues if he so desires. In exchange for granting worldwide ownership rights of the formulas to the Company, Dr. Abravanel and Mr. Delott each received 5,000,000 shares of the Company's common stock. The Agreement also provided that Dr. Abravanel and Mr. Delott are to receive a payment totaling $50,000 and that they each had the right to purchase an additional 750,000 shares of common stock at $.001 per share, which right Dr. Abravanel exercised in full on August 26, 1998 and Mr. Delott in full on August 20, 1998.

Number of Employees
-------------------

     The Company currently has 2 employees, Dr. Abravanel and Mr. Delott, both of whom are considered full time.

ITEM 2. DESCRIPTION OF PROPERTIES.

    The Company's office is currently located at the home of Dr. Abravanel, who does not charge the Company for rent. The Company intends to open an office when it commences operations and has sufficient revenues to pay rent.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any pending legal proceedings, and, to the best of its knowledge, no such action by or against the Company has been threatened. The Company is not aware of any governmental authority that is
contemplating any procedure to which the Company is a participant.   None of
the Company's officers, directors, or beneficial owners of 5% or more of the Company's outstanding securities, is a party to proceedings adverse to the Company nor do any of the foregoing individuals have a material interest in proceeding adverse to the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the year ended February 28, 1999, no matter was submitted to a vote of security holders.

                             PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

MARKET INFORMATION

     To date there is no public trading market for the Company's securities. The Company intends to apply for inclusion of its common stock on the NASD Over-the-Counter Electronic Bulletin Board (NASD OTC Bulletin Board). However, there can be no assurances that an active trading market will develop, even if the securities are accepted for quotation. Quotations on the NASD OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

HOLDERS

      There are 32 shareholders of record of the Company's common stock as of the date of this Report.

DIVIDENDS

     No dividends have been paid by the Company since inception. The Company intends to retain earnings, if any, to finance the development and expansion of its business. Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, the Company's financial condition, capital requirements, general business conditions and other factors. Therefore, there can be no assurance that any dividends of any kind will ever be paid.

     The Company's registrar and transfer agent is Alpha Tech Stock Transfer Company located at 4505 South Wasatch Blvd., Suite 205A, Salt Lake City, Utah, 84124.

RECENT SALES OF UNREGISTERED SECURITIES

      There have been no recent sales of unregistered securities other than those previously reported on in the Company's Registration Statement on Form 10-SB filed on December 10, 1999 and amended on April 8 and April 29, 1999. (See "Item 13. EXHIBITS AND REPORTS ON FORM 8-K".)

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion provides information which management believes is relevant to an assessment and understanding of the Company's plan of operation. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

    The Company was incorporated in the state of Nevada on April 28, 1998 and is not currently operational. The Company's principal activities to date have been the signing of the Technology Transfer Agreement with Dr. Abravanel and Mr. Delott, and the raising of capital through the sale of shares of the Company's common stock. To date the Company has issued a total of 12,841,353 shares and received approximately $135,000.

     The Company believes that it has sufficient funds to commence its operations and that its current capital should enable the Company to operate for one year. The Company believes that in order to achieve its business goals that it will have to raise additional working capital within the next 12 months.

     Through February 28, 1999, the Company has not spent any money for product development and research. The Company does not intend to do any further significant product research at the present time or in the near future. Therefore, no costs are directly borne to the Company's customers. The Company also does not intend to purchase or sell any plant or equipment and does not expect any significant changes in the number of employees.

     The Company will require additional working capital in the future and intends to raise capital by various means such as additional equity offerings, debt offering or through licensing arrangements. The Company currently has no commitments for further financing and there is no assurance that sufficient financing may be available. In the event the Company is unable to raise additional capital, it will prioritize its current capital for the following uses: (1) overall corporate obligations to vendors and creditors; (2) inventory purchases; (3) marketing costs; and (4) fulfillment of sales costs.

YEAR 2000

      The Company is currently addressing a universal situation commonly referred to as the "Year 2000 Problem." or the "Y2K Problem" The Year 2000 Problem relates to the inability of certain computer software programs to properly recognize and process date-sensitive information relative to the year 2000 and beyond. The Company's internal computer operating system utilizes Microsoft's Windows 98 which is Y2K compliant. In addition, all current software used by the Company is Y2K compliant. As such, the Company did not incur any material expenses to become Y2K compliant. As the Company adds software to its system, it will first check with the manufacturer of that software to ensure that the software being added is also Y2K compliant. The Company will not add any software to its operating system without first making sure from the manufacturer that is it Y2K compliant.

      Because, as is the case with almost all companies, the Company's year 2000 compliance is in part, dependent upon certain of its suppliers and vendors being Y2K compliant, the Company intends to communicate with all its suppliers and to determine whether they are in fact Y2K compliant. If they are not, the Company will seek other suppliers for its products and look for other vendors to distribute its products. Because there are a vast number of companies which can supply the ingredients for the Company's products, and who can process and out source the Company's orders, the Company does not anticipate that it will have a Y2K problem getting the ingredients which it needs to manufacture its products or filling and delivering orders for the Company's products. In the event the Company has to use alternative sources for its ingredients, the Company believes that it will be on the same terms and expenses. The Company believes that this is the case with its vendors. Because the Company believes that there are a plentiful number of suppliers and vendors for the Company's products, the Company does not believe that it will incur any additional costs with respect to Y2K. Also, because of this, the Company has made no Y2K contingency plans with respect to obtaining alternative suppliers for the ingredients for its products or alternative distributors to distribute its products. If the Company's beliefs are wrong, this will have a material adverse impact on the Company's business.

FORWARD-LOOKING STATEMENTS

     When used in this Form 10-KSB, in filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

     The Company cautions readers not to place undue reliance on any forward looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties. The Company's actual results for future periods could differ materially from those anticipated or projected.

     Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

ITEM 7. FINANCIAL STATEMENTS

      The following financial statements are included herewith.

                        BALMER AND NELSON
                   CERTIFIED PUBLIC ACCOUNTANT
                           P.O. BOX 360
                      FAIRFIELD, IOWA 52556
                           515-472-4773

                   Independent Auditor's Report

Dr. Abravanel's Formulas, Inc.
(A Development State Company)
Los Angeles, CA

We have audited the accompanying balance sheet of Dr. Abravanel's Formulas Inc. (a development stage company) as of February 28, 1999, and the related statements of shareholders' equity, operations and cash flows for the period from April 28, 1998 (period of inception) to February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position if Dr. Abravanel's Formulas, Inc. (a development stage company) as of February 28, 1999 and the results of its operations and its cash flows for the period April 28, 1998 (period of inception) through February 28, 1999 in conformity with generally accepting accounting principles.


/s/ Balmer and Nelson

Balmer and Nelson
Certified Public Accountants
March 5, 1999

                  Dr. Abravanel's Formulas, Inc.
                  (A Development Stage Company)
                          Balance Sheet
                        February 28, 1999

                              ASSETS

Current Assets
  Cash                                                     $   43,707
  Inventory (note 1)                                           12,790
                                                           -----------
Total current assets                                           56,497

Deferred taxes, net (notes 1 and 4)                             5,610
                                                           -----------

Total assets                                               $   62,107
                                                           ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Contract payable (notes 2 and 5)                         $   19,475
                                                           -----------
Total current liabilities                                      19,475

Shareholders' equity (note 3)
  Common stock, $.001 par, authorized 40,000,000
    shares; 12,841,353 shares issued and outstanding           12,841
  Additional paid-in capital - common stock                   132,018
  Special distribution (notes 2 and 5)                        (60,000)
  Common stock offering costs                                 (21,123)
  Preferred stock, $.001 par, authorized 10,000,000
    shares; 0 shares issued and outstanding                      -
  Deficit accumulated during the development stage            (21,104)
                                                          ------------
Total shareholders' equity                                     42,632
                                                          ------------
Total liabilities and shareholders' equity                $    62,107
                                                          ============
See accompanying notes to financial statements.

                  Dr. Abravanel's Formulas, Inc.
                  (A Development Stage Company)
                     Statement of Operations
       For the Eleven Month Period Ended February 28, 1999
and the Period from Inception (April 28, 1998) to February 28, 1999


                                       Eleven Month      Period from Inception
                                       Period Ended      (April 28, 1998) to
                                       February 28,1999  February 28, 1999
                                       ----------------  ---------------------
Sales                                  $           -     $             -
Cost of sales                                      -                   -
                                       ----------------  ---------------------

Gross profit                                       -                   -
                                       ----------------  ---------------------
Costs and expenses:
  General and administrative                    26,714                26,714
                                       ----------------  ---------------------
Total costs and expenses                        26,714                26,714
                                       ----------------  ---------------------
Net loss before income taxes                   (26,714)              (26,714)
Income tax benefit attributable
  to continuing operations (note 4)              5,610                 5,610
                                       ----------------  ---------------------

Net loss                               $       (21,104)  $           (21,104)
                                       ================  ====================

Net loss before income taxes per
  share (note 1)                       $          (.01)  $              (.01)
Net loss per share (note 1)            $          (.01)  $              (.01)

Weighted average common shares
   (in thousands) (note 1)                      10,374                10,374
                                       ================   ===================


See accompanying notes to financial statements.

                  Dr. Abravanel's Formulas, Inc.
                  (A Development Stage Company)
                Statement of Shareholders' Equity
       For the Eleven Month Period Ended February 28, 1999
and the Period from Inception (April 28, 1998) to February 28, 1999

                                                            Period from
                                         Eleven Month       Inception
                                         Period Ended      (April 28, 1998) to
                                         February 28, 1999  February  28,1999
                                         ----------------- -------------------
Beginning balance                        $          -      $           -

Issuance of common stock:
   10,000,000 shares on 4/28/98                    10,000             10,000
     (issued as partial consideration
     for product formulas; valued at
     stock par value)
          25,000 shares on 6/15/98                    250                250

          53,500 shares on 6/15/98                  8,025              8,025
         100,000 shares on 7/10/98                 15,000             10,000
          10,000 shares on 7/16/98                    100                100
          40,000 shares on 7/16/98                  6,000              6,000
         135,000 shares on 7/23/98                  1,350              1,350
         233,461 shares on 7/23/98                 35,019             35,019
          27,500 shares on 7/30/98                    275                275
          33,500 shares on 7/30/98                  5,025              5,025
          25,000 shares on 8/18/98                    250                250
          81,667 shares on 8/18/98                 12,250             12,250
         750,000 shares on 8/20/98                    750                750
          60,600 shares on 8/21/98                  9,090              9,090
         100,000 shares on 8/21/98                  1,000              1,000
         137,500 shares on 8/25/98                  1,375              1,375
         173,000 shares on 8/25/98                 25,950             25,950
         750,000 shares on 8/26/98                    750                750
          40,000 shares on 8/31/98                    400                400
          10,000 shares on 9/04/98                  1,500              1,500
          55,625 shares on 9/18/98                 10,500             10,500
         Special distribution                     (60,000)           (60,000)
         Common stock offering costs              (21,123)           (21,123)

      Net loss                                    (21,104)           (21,104)
                                         ----------------- -------------------
Balance at February 28, 1999             $         42,632  $          42,632
                                         ================= ===================


See accompanying notes to financial statements.

                  Dr. Abravanel's Formulas, Inc.
                  (A Development Stage Company)
                     Statements of Cash Flows
       For the Eleven Month Period Ended February 28, 1999
and the Period from Inception (April 28, 1998) to February 28, 1999


                                                           Period from
                                        Eleven Month       Inception
                                        Period Ended       (April 28, 1998) to
                                        February 28, 1999  February 28, 1999
                                        -----------------  ------------------
Cash flow from operating activities
     Net loss                           $        (21,104)  $         (21,104)

  Adjustments to reconcile net income
   to net cash used in operating
   activities:
     Increase in deferred taxes                   (5,610)             (5,610)
   Changes in assets and liabilities:
     Inventory                                   (12,790)            (12,790)
                                        -----------------  ------------------
Net cash used by operations                      (39,504)            (39,504)

Cash flows from financing activities
   Issuance of common stock                      134,859             134,859
   Common stock offering costs                   (21,123)            (21,123)
   Payment of special distribution               (30,525)            (30,525)
                                        -----------------  ------------------
Net increase in cash                              83,211              83,211

Cash at beginning of period                          -                   -
                                        -----------------  ------------------
Cash at end of period                   $         43,707   $          43,707
                                        =================  ==================

See accompanying notes to financial statements.

                  Dr. Abravanel's Formulas, Inc.
                  (A Development Stage Company)
                     Statements of Cash Flows
       For the Eleven Month Period Ended February 28, 1999
and the Period from Inception (April, 28, 1998) to February 28, 1999


Supplemental cash flow disclosures;

  Interest paid                           $  0          $  0
                                          ====          ====
  Income taxes paid                       $  0          $  0
                                          ====          ====
  Non cash transactions:

        On April 28, 1998, 10,000,000 shares of common stock were issued as payment for product formulas valued at $10,000.


See accompanying notes to financial statements.

                  Dr. Abravanel's Formulas, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements

Note 1 - Nature of business and summary of significant accounting policies

Nature of business - Dr. Abravanel's Formulas, Inc. was incorporated on
April 28, 1998 in the state of Nevada. The Company was formed as a nutritional supplement development and marketing corporation. The Company has developed products specifically for the reduction or elimination of cravings in people.

As a development stage company, management's efforts have been in product development and marketing strategies.

Inventories - Inventories, which at February 28, 1999, consisted primarily of production supplies, are stated at the lower of cost or market determined on the first-in, first-out (fifo) basis.

Intangibles - Start-up costs, research and development costs and formula costs are charged to expense in the period incurred.

Income Taxes - The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual amounts could differ from those estimates.

Per share information - Per share information has been computed using the weighted average number of common shares outstanding during the period.

Note 2 - Contract payable

Effective on April 28, 1998, the Company entered into an agreement to purchase specific existing nutritional formulations as well as the non-exclusive use of formulas to be developed in the future.

In exchange for the formulas the Company agreed to give 10,000,000 shares of common stock, with a par value of $10,000, and $50,000 in cash. The stock was issued on April 28, 1998, and the cash was paid in installments of $30,525 in 1998, and the remainder of $19,475 will be paid on or after September 15, 1998, at a time which is at the discretion of the Company's board of directors.

Note 3 - Shareholders' equity

Voting rights and powers - Common stock shall be entitled to cast thereon one
(1) vote in person or by proxy for each share of the common stock standing in his name.

Dividends and distributions -
     a) Cash dividends - subject to the rights of holders of preferred stock, holders of common stock shall be entitled to receive such cash dividends as may be declared thereon by the board of directors from time to time out of assets or funds of the Corporation legally available therefor;
     b) Other dividends and distributions - The board of directors may issue shares of the common stock in the form of a distribution or distributions pursuant to a stock dividend or split-up of the shares of the common stock;
     c) Other rights - Except as otherwise required by the Nevada Revised Statutes and as may otherwise be provided in these Amended Articles of Incorporation, each share of the common stock shall have identical powers, preferences and rights, including rights in liquidation;

Preferred stock - The powers, preferences, rights, qualifications, terms, limitations and restrictions pertaining to the preferred stock, or any series thereof, shall be such as may be fixed, from time to time, by the board of directors in its sole discretion, authority to do so being hereby expressly vested in bush board.

Transfer restrictions - No sale, offer to sell, or transfer of any common stock issued shall be made unless a registration statement under the Federal Securities Act of 1933, as amended with respect to such shares is then in effect or an exemption from the registration requirements of said act is then in fact applicable to said shares. In addition, all common stock issued at $.01 (500,000 shares) may not be sold, offered for sale, or transferred unless approved and authorized in writing by the Company's board of directors.

Note 4 - Income taxes

As of February 28, 1999 the Company has available net operating loss carryforwards of approximately $26,700. These carryforwards will expire in the year 2014. As of February 28, 1999, the Company recognized a deferred tax asset amounting to $5,610 from its loss carryovers.

             Total deferred tax assets              $   5,610
              (from net operating loss carryovers)
             Less valuation allowance                      -
                                                    ---------
             Deferred tax assets, net               $   5,610
                                                    =========

             Total deferred tax liabilities         $      -
                                                    =========

                                         Deferred               Deferred
                                           tax      Valuation      tax
                                          assets    allowance    assets (net)
                                        ----------  ----------  -------------
Beginning balance                       $      -    $      -    $      -
Current tax (expense) benefit                5,610         -          5,610
Current adjustment in valuation
  allowance                                    -           -           -
                                        ----------  ----------  -------------
Balance at February 28, 1999            $    5,610  $      -    $     5,610
                                        ==========  ==========  =============

Statutory tax on pre-tax income from continuing
   operations                                         $    -
Deferred tax expense or (benefit)                        5,610
Current adjustment in valuation allowance                  -
                                                      ---------
Income tax expense (benefit) attributable
   to continuing operations                           $( 5,610)
                                                      =========

Note 5 - Related party transactions

On April 28, 1998 the Company purchased certain nutritional formulations from Elliot D. Abravanel, MD and Mark Delott, the only officers and directors of the Company for $50,000 and 10,000,000 shares of common stock.

Note 6 - Contingencies

The Company is dependent on Dr. Elliot Abravanel for the development and marketing of the Company's product line.

Note 7 - Private placement memorandum and filings with the SEC

As of February 28, 1999, 831,353 shares of common stock have been issued through the Company's private placement offering. The Company intends filing with the NASD for listing of its shares on the over the counter (OTC) Electronic Bulleting Board. In preparation for this, the Company filed with the SEC on December 10, 1998 and this filing became effective February 8, 1999. The only step remaining in this process is a clearance of comments and questions from the SEC.

Note 8 - Subsequent events

The Company anticipates the need for additional capital to launch its product line. Management may elect to sell additional equity, debt or enter into partnerships to fund its financial needs. Currently, the Company has developed its first product "Replen 100 for Vibrant Health" and has a limited inventory of this product.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.
                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below is certain information concerning each of the directors and executive officers of the Company as of the date hereof:

Name                                      Age      Position Held & Since
--------------------------------         ------    --------------------------
Elliot Abravanel MD                       56       Chairman of the Board of
                                                   Directors, President, Chief
                                                   Executive Officer
                                                   Since Inception

Mark Delott                               48       Secretary/Treasurer, Vice-
                                                   President and Director
                                                   Since Inception

      None of the Directors hold similar positions in any reporting company. The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting.

      The following is biographical information on each of the Company's officer's and directors:

     Elliot Abravanel, M.D., (age 56) has served as the Company's Chairman of the Board of Directors, President, and Chief Executive Officer since it inception. For over the last 10 years, Dr. Abravanel has served in the following capacities: (1) From April 1998 to the present, he has been the founder and president of Dr. Abravanel's Formulas, Inc., a vitamin and nutritional company which creates formulas for the promotion of health; (2) From 1985 to the present, he has been the co-founder of Body Type Services, Inc., a mail order business for disseminating the philosophy of body types for weigh control; (3) From 1983 to the present, Founder and president of Skinny Schools Medical Centers, Inc., a nutrition oriented chain of weight control clinics; and (4) from 1992 to the present, co-founder and director of AmerAsia Trading Company, which is a trading company created to take advantage of the worldwide opportunities of trading between the United States and China.

     Mark Delott (age 48) has served as a director, vice president, secretary and treasurer of the Company since its inception. From 1991 to the present, Mr. Delott has served as a private consultant raising venture capital for several companies. Mr. Delott served as vice president of Golden Sky Ventures from 1994 to 1996 and as vice president of finance and a director of Infinicom International, Inc. from 1992 to 1994. Mr. Delott was also chairman of Arklow Associates, Inc., n/k/a Ultimate Cigar Company from 1996 to 1997.

SIGNIFICANT EMPLOYEES

      There are no individuals other than officers and directors expected to make a significant contribution to the Company's business.

FAMILIAL RELATIONSHIPS

      There are no familial relationships between any of the Company's executive officers and directors.

INVOLVEMENT IN CERTAIN  LEGAL PROCEEDINGS

     Except as indicated below and or hereinbefore, to the knowledge of Management, during the past five years, no present or former director, executive officer, or person nominated to become a director or executive officer of the Company:

           (1) Filed a petition under federal bankruptcy laws or any state insolvency law, now had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

           (2) Was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

           (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his involvement in any type of business, securities or banking activities;

           (4) Was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended , or vacated.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth certain information as to the Company's Chief Executive Officer and each of the Company's officers and directors who have received compensation for the 11 months ended February 28, 1999. As of the date hereof neither of the Company's executive officers have received any compensation.

                    SUMMARY COMPENSATION TABLE
                                                           Long Term Compensation
                          ----------------------------------------------------------------------
                          Annual Compensation                     Awards              Payouts
------------------------------------------------------------------------------------------------
(a)                  (b)   (c)         (d)       (e)       (f)       (g)        (h)     (i)
                                                 Other                                  All
Name                                             Annual    Restricted                   Other
and                                              Compensa- Stock     Underlying LTIP    Compensa-
Principal                                        sation    Award     Options/   Payouts tion
Position               Year  Salary($) Bonus($)  ($)       ($)       SAR's(#)   ($)     ($)
------------------------------------------------------------------------------------------------
Elliot Abravanel,MD.  1998-9   0         0         0         0         0         0        **
Chairman of the Board
of Directors, President
and Chief Executive
Officer

Mark Delott           1998-9   0         0         0         0         0         0        **
Director, Secretary/
Treasurer, Vice-
President **
-----------------------------------------------------------------------------------------------

** In lieu of compensation for services performed on behalf of the Company since its inception, Dr. Abravanel and Mr. Delott participated in a Rule 701 Compensatory Benefit Plan whereby each of those individuals was allowed to purchase 750,000 shares of the Company's common stock at par value or $0.001 per share ($750). The foregoing individuals entered into the Rule 701 Compensatory Benefit Plan in April of 1998 although the shares were not actually purchased until August of 1998.

COMPENSATION OF DIRECTORS

      No cash fees or other consideration was paid to directors of the Company for service on the Board during the year ended February 28, 1999 or through the date of this Report.

EMPLOYMENT CONTRACTS/TERMINATION OF EMPLOYMENT/CHANGE-IN-CONTROL ARRANGEMENTS

     The Company has no employment contracts in effect with any of the members of its Board of Directors or its executive officers nor are there any agreements or understandings with such persons regarding termination of employment or change-in control arrangements.

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

     Section 16(a)of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

     Based solely on the Company's review of such forms furnished to the Company and representations from certain reporting persons, management believes that all filing requirements applicable to the Company's executive officers, directors and more than 10% stockholders were complied as of the date hereof, except that each of the executive officers and directors filed their Form 3 "Initial Statement of Beneficial Ownership" on a delinquent basis, such forms being due on or before February 18, 1999 (ten (10) days after the effective date of the Company's Form 10SB General Registration Statement, February 8, 1999). The Company received copies of the Form 3's for Elliot Abravanel and Mark Delott on May 5, 1999.

INDEMNIFICATION FOR SECURITIES ACT LIABILITIES

     Nevada law authorizes, and the Company's Bylaws and Certificate of Incorporation provide for, indemnification of the Company's directors and officers against claims, liabilities, amounts paid in settlement and expenses in a variety of circumstances. Indemnification for liabilities arising under the Act may be permitted for directors, officers and controlling persons of the Company pursuant to the foregoing or otherwise. However, the Company has been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

STOCK OPTIONS AND WARRANTS

There are no outstanding stock options or warrants.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The following tables sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of February 28, 1999 for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company's common stock, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers (defined below), and (iv) all directors and executive officers as a group. As of February 28, 1999, the Company had 12,841,353 shares of common stock outstanding.


SECURITY OWNERSHIP OF OFFICERS AND DIRECTORS
--------------------------------------------
                                        Amount and
Title                                   Nature of     Percent(1)
of           Principal Shareholders     Beneficial    of Class as
Class        Name, Address & Position   Ownership     Current Date
-----------  -------------------------  ------------  -------------


Common      Elliot Abravanel            5,750,000(1)   44.78%
            124 South Hudson Avenue
            Los Angles, CA 90004

Common      Mark Delott                 5,750,000(1)   44.78%
            1946 Mansion Drive
            Fairfield, IA 52556
---------------------------------------
All officers and
directors as a
group (2 persons)                       11,500,000     89.56%
-------------------------------------------------------------------------------

(1) All the shares are owned directly by Mr. Abravanel and Mr. Delott and they are the Company's sole officers and directors.


SECURITY OWNERSHIP OF OWNERS OF 5% OR MORE OF THE COMPANY'S OUTSTANDING SHARES
-----------------------------------------------------------------------------
                                        Amount and
Title                                   Nature of     Percent
of           Principal Shareholders     Beneficial    of Class as
Class        Name, Address & Position   Ownership     Current Date
-----------  -------------------------  ------------  -------------

Common      Elliot Abravanel(1)          5,750,000       44.78%
            124 South Hudson Avenue
            Los Angles, CA 90004

Common      Mark Delott(1)               5,750,000       44.78%
            1946 Mansion Drive
            Fairfield, IA 52556
----------------------------------------------------------------------------------
(1) Also an officer and director

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    On April 28, 1998, the Company entered into a Transfer of Formula Agreement pursuant to which the Company now owns 100% of the rights of all formulas it markets. These do not include, however, formulas that Dr. Abravanel has developed that the Company does not market. Nor does this agreement prohibit Dr. Abravanel from distributing his current and his future formulas that the Company does not own through other venues if he so desires. In exchange for granting worldwide ownership rights of the formulas to the Company, Dr. Abravanel and Mr. Delott each received 5,000,000 shares of the Company's common stock (10,000,000 shares in total). The Agreement further granted them the right to each purchase an additional 750,000 shares of common stock at $.001 per share, which right they have exercised (1,500,000 shares total). The Agreement also provides that Dr. Abravanel and Mr. Delott will receive a payment totaling $50,000. The amount of stock issued under the Transfer of Formulas Agreement was arbitrarily based at the time of the Company's inception and not in relation to any costs borne by Dr. Abravanel or Mr. Delott, which was none. Instead, the amount was based upon what Management perceived was the amount of time involved in developing the formulas and the amount of time which will be necessary to devote to the Company to have it become operational.

    The 1,5000,000 shares were issued pursuant to Rule 701 of the Securities Act of 1933, as amended (the "Act"). Shares issued pursuant to Rule 701, may become unrestricted 90 days after the effective date of the Form 10-SB registration statement. These shares were issued pursuant to the Company's Compensatory Plan dated April 28, 1999. The principal features of the plan allowed Dr. Abravanel and Mr. Delott to purchase shares at "par" in connection with the formation of the corporation and for their agreement to serve as members of the Board of Directors and Officers of the Company. Dr. Abravanel and Mr. Delott each were permitted, and did, purchase 750,000 shares each at a price of $.001 per share ($750). However, such shares are subject to the resale limitations of Rule 144 as promulgated under the Act. Rule 144 provides, in essence, that an officer or director of the Company holding unrestricted Common Stock may sell such securities during any three-month period, subject to certain exceptions, in amounts equal to the greater of one percent (1%) of the number of the Company's Common Stock outstanding or the average weekly trading volume of the Common Stock during the four calendar weeks prior to the filing of the required Form 144.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   Exhibits

       The following exhibits are filed as part of this Form 10-KSB for the Company's year ended February 28, 1999

(i)
Exhibit      Exhibit                                      Where Incorporated
No.          Description(1)                               In this Report
----         -----------                                  -------------------
             Registration Statement on Form 10-SB filed   Parts I and II
             December 10, 1998 and amended on April 8
             and April 29, 1999(2)

(ii)
Exhibit      Exhibit
No.          Description
-------      -------------------------

3.1.1(3)     Articles of Incorporation(3)

3.2.1(3)     Bylaws and Amendments thereto(3)

10(i)(3) Technology Transfer Agreement and Agreement for Future Formulas dated April 28, 1998.(3)

10(ii)(4)    Dr. Abravanel's Formula's Inc. Rule 701 Compensatory Benefit
             Plan, dated April 28, 1998 (4)

27           Financial Data Schedule


(1) Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits

(2) These documents and related exhibits have been previously filed with the Securities and Exchange Commission.

(3) Previously filed as part of the Company's initial Registration Statements on 10-SB Registration, filed on July 14, 1998.

(4) Previously file as part of the Company's amended Registration Statement on Form 10-SB, filed on April 8, 1999.

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the fourth quarter ended February 28, 1999.

                            SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DR. ABRAVANEL'S FORMULAS, INC.
                                         (Registrant)


                                        By: /s/ Elliot Abravanel
                                           ------------------------
Date: May 7, 1999                           Elliot Abravanel, M.D.
                                             President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




     Signature                     Title                           Date
     ---------                   --------                          -------


/s/ Elliot Abravanel        President, Chief Executive         May 7, 1999
--------------------------  Officer and Director (Principal
    Elliot Abravanel        Executive Officer)
                            Chairman of the Board of Directors

/s/ Mark Delott             Director                           May 7, 1999
-----------------------     Secretary/Treasurer
    Mark Delott             Vice-President