Form 10QSB
period 1999-05-31
DR ABRAVANELS FORMULAS INC/CA
filed 1999-07-12
CIK 1066759

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB
            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

           For the quarterly period ended May 31, 1999
                 Commission file number 000-25157

                  DR. ABRAVANEL'S FORMULAS, INC.
 ________________________________________________________________
(Exact name of small business issuer as specified in its charter)

        Nevada                                        95-4685068
  ____________________________              ________________________________
 (State or other jurisdiction of          (IRS Employer Identification Number)
incorporation or organization

                     124 South Hudson Avenue
                       Los Angeles CA 90004
             ________________________________________
             (Address of principal executive offices)


                          (213) 933-0163
         ________________________________________________
         (Issuer's telephone number, including area code)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [ ], and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [  ]

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of July 6, 1999, the issuer had outstanding 12,841,353 shares of its Common Stock, $0.001 par value.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

     The unaudited financial statements of Dr. Abravanel's Formulas, Inc., a Nevada corporation (the "Company"), as of May 31, 1999, were prepared by Management and commence on the following page. In the opinion of Management the financial statements fairly present the financial condition of the Company.


                          <Letterhead of
                        BALMER AND NELSON
                   CERTIFIED PUBLIC ACCOUNTANTS
                           P.O. Box 368
                      Fairfield, Iowa 52556
                          515-472-4773>


To the Shareholders;
Dr. Abravanel's Formulas, Inc.
(A Development Stage Company)

                 Accountant's Compilation Report
                           May 31, 1999

We have compiled the accompanying balance sheet of Dr. Abravanel's Formulas, Inc. (a development stage company) as of May 31, 1999, and the related statements of operations, shareholders' equity and cash flows for the quarter then ended and the period from inception (April 28, 1998) to May 31, 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.


/s/ Balmer and Nelson

Balmer and Nelson
Certified Public Accountants

July 2, 1999

                  Dr. Abravanel's Formulas, Inc.
                  (A Development Stage Company)
                          Balance Sheet
                           May 31, 1999

                              Assets
Current Assets
     Cash                                            $    13,453
     Inventory (note 1)                                   12,790
                                                     -----------
Total current assets                                      26,243

Note receivable                                              525

Deferred taxes, net (notes 1 and 4)                        7,090
                                                     ------------

Total assets                                         $    33,858
                                                     ============


               Liabilities and Shareholders' Equity

Shareholders' equity (note 3)
   Common stock, $.001 par, authorized
     40,000,000 shares; 12,841,353 shares
     issued and outstanding                          $    12,841
   Additional paid-in capital - common stock             132,018
   Special distribution (notes 2 and 5)                  (60,000)
   Common stock offering costs                           (28,498)
   Preferred stock, $.001 par, authorized
     10,000,000 shares; 0 shares issued and
     outstanding                                               -
   Deficit accumulated during the development stage      (22,503)
                                                     ------------
Total liabilities and shareholders' equity           $    33,858
                                                     ============



See accompanying notes to financial statements.
See accountants' compilation report.

                  Dr. Abravanel's Formulas, Inc.
                  (A Development Stage Company)
                     Statement of Operations
          For the Three Month Period Ended May 31, 1999
  and the Period from Inception (April 28, 1998) to May 31, 1999

                                    Three Month         Period from Inception
                                    Period Ended        (April 28, 1998) to
                                    May 31, 1999            May 31, 1999
                                    -------------           -------------
Sales                               $         -             $          -
Cost of sales                                 -                        -
                                    -------------           -------------
Gross profit                                  -                        -
                                    -------------           -------------
Costs and expenses:
  General administrative                  2,879                   29,593
                                    -------------           --------------
Total costs and expenses                  2,879                   29,593
                                    -------------           --------------

Net loss before income taxes             (2,879)                 (29,593)
Income tax benefit attributable to
   continuing operations (note 4)         1,480                    7,090
                                    -------------           --------------

Net income (loss)                   $    (1,399)            $    (22,503)
                                    -------------           --------------
Net loss before income taxes per
  share (note 1)                    $     (0.01)            $      (0.01)
Net loss per share (note 1)         $     (0.01)            $      (0.01)

Weighted average common shares
  (in thousands) (note 1)                12,841                   12,063
                                    ============            ==============

See accompanying notes to financial statements.
See accountants' compilation report.

                  Dr. Abravanel's Formulas, Inc.
                  (A Development Stage Company)
                Statement of Shareholders' Equity
          For the Three Month Period Ended May 31, 1999
  and the Period from Inception (April 28, 1998) to May 31, 1999

                                         Three Month    Period from Inception
                                         Period Ended   (April 28, 1998) to
                                         May 31, 1999     May 31, 1999
                                         -------------    -------------
Beginning balance                              42,632                -
Issuance of common stock:
  10,000,000 shares on 4/28/98
  (issued as partial consideration for
  product formulas; valued at stock
  par value)                                                    10,000
      25,000 shares on 6/15/98                                     250
      53,500 shares on 6/15/98                                   8,025
     100,000 shares on 7/10/98                                  15,000
      10,000 shares on 7/16/98                                     100
      40,000 shares on 7/16/98                                   6,000
     135,000 shares on 7/23/98                                   1,350
     233,461 shares on 7/23/98                                  35,019
      27,500 shares on 7/30/98                                     275
      33,500 shares on 7/30/98                                   5,025
      25,000 shares on 8/18/98                                     250
      81,667 shares on 8/18/98                                  12,250
     750,000 shares on 8/20/98                                     750
      60,600 shares on 8/21/98                                   9,090
     100,000 shares on 8/21/98                                   1,000
     137,500 shares on 8/25/98                                   1,375
     173,000 shares on 8/25/98                                  25,950
     750,000 shares on 8/26/98                                     750
      40,000 shares on 8/31/98                                     400
      10,000 shares on 9/04/98                                   1,500
      55,625 shares on 9/18/98                                  10,500
   Special distribution                                        (60,000)
   Common stock offering costs                  (7,375)        (28,498)
Net loss                                        (1,399)        (22,503)
                                        ---------------    ------------
Balance at May 31, 1999                         33,858          33,858
                                        ===============    ============

See accompanying notes to financial statements.
See accountants' compilation report.

                  Dr. Abravanel's Formulas, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows
          For the Three Month Period Ended May 31, 1999
  and the Period from Inception (April 28, 1998) to May 31, 1999

                                         Three Month    Period from Inception
                                         Period Ended   (April 28, 1998) to
                                         May 31, 1999     May 31, 1999
                                         -------------    -------------
Cash flow from operating activities
  Net loss                               $     (1,399)    $    (22,503)

Adjustments to reconcile net income to
  net cash used in operating activities:
     Increase in deferred taxes                (1,480)          (7,090)
  Changes in assets and liabilities:
     Inventory                                                 (12,790)
                                         -------------    -------------
Net cash used by operations                    (2,879)         (42,383)

Cash flows from financing activities
     Note Receivable                             (525)            (525)
     Issuance of common stock                                  134,859
     Common stock offering costs               (7,375)         (28,498)
     Payment of special distribution          (19,475)         (50,000)
                                        --------------    -------------
Net increase (decrease) in cash               (30,254)          13,453

Cash at beginning of period                    43,707               -
                                        --------------    -------------
Cash at end of period                   $      13,453     $     13,453
                                        ==============    =============

See accompanying notes to financial statements.
See accountants' compilation report.

                  Dr. Abravanel's Formulas, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows
          For the Three Month Period Ended May 31, 1999
  and the Period from Inception (April 28, 1998) to May 31, 1999

                                         Three Month    Period from Inception
                                         Period Ended   (April 28, 1998) to
                                         May 31, 1999     May 31, 1999
                                         -------------    -------------
Supplemental cash flow disclosures:
     Interest paid                       $          0     $          0
                                         =============    =============
     Income taxes paid                   $          0     $          0
                                         =============    =============
     Non cash transactions:

          On April 28, 1998, 10,000,000 shares of common stock were issued as payment for product formulas valued at $10,000.

See accompanying notes to financial statements
See accountant's compilation report.

                  Dr. Abravanel's Formulas, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
          For the Three Month Period Ended May 31, 1999

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

Basis of presentation - The financial statements have been prepared in conformity with generally accepted accounting principals. In management's opinion, these financial statements include all adjustments necessary in order to make them not misleading.

Inventories - Inventories, which at May 31, 1999, consisted primarily of production supplies, are stated at the lower of cost or market determined on the first-in, first-out (FIFO)basis.

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

                                Notes                            Page 1

Note 2 - Contract payable

Effective on April 28, 1998, the Company entered into an agreement to purchase specific existing nutritional formulations as well as the non-exclusive use of formulas to be developed in the future.

In exchange for the formulas, the Company agreed to give 10,000,000 shares of common stock, with a par value of $10,000, and $50,000 in cash. The stock was issued on April 28,1998, and the cash was paid in installments of $30,525 in 1998, and $19,475 in March, 1999.

Note 3 - Shareholders' equity

Voting rights and powers - Common stock shall be entitled to cash thereon one
(1) vote in person or by proxy for each share of the common stock standing in his name.

Dividends and distributions -
     a) Cash dividends - subject to the rights of holders of preferred stock, holders of common stock shall be entitled to receive such cash dividends as may be declared thereon by the board of directors from time to time out of assets or funds of the Corporation legally available therefor;
     b) Other dividends and distributions - The board of directors may issue shares of the commons stock in the form of a distribution or distributions pursuant to a stock dividend or split-up of the shares of the common stock;
     c) Other rights - Except as otherwise required by the Nevada Revised Statutes and as may otherwise be provided in these Amended Articles of Incorporation, each share of the common stock shall have identical powers, preferences and rights, including rights in liquidation;

Preferred stock - The powers, preferences, rights, qualifications, terms, limitations and restrictions pertaining to the preferred stock, or any series thereof, shall be such as may be fixed, from time to time, by the board of directors in its sole discretion, authority to do so being hereby expressly vested in the board.

Transfer restrictions - No sale, offer to sell, or transfer of any common stock issued shall be made unless a registration statement under the Federal Securities Act of 1933, as amended with respect to such shares is then in effect or an exemption from the registration requirements of said act is then in fact applicable to said shares. In addition, all common stock issued at $.01 (500,000 shares)may not be sold, offered for sale, or transferred unless approved and authorized in writing by the Company's board of directors.


                                   Notes                               Page 2

Note 4 - Income taxes

As of May 31, 1999 the Company has available net operating loss carryforwards of approximately $34,000. These carryforwards will expire in the years 2014 and 2015. As of May 31, 1999, the Company recognized a deferred tax asset amounting to $7,090 from its loss carryovers.

  Total deferred tax assets from net operating loss carryovers    $    7,090
  Less valuation allowance                                                 -
                                                                  ----------
  Deferred tax assets, net                                        $    7,090
                                                                  ==========
  Total deferred tax liabilities                                  $        -
                                                                  ==========

                                   Deferred       Valuation      Deferred tax
                                   tax assets     allowance      assets (net)
                                   ----------     ---------      ------------
Beginning balance                  $   5,610      $      -       $     5,610
Current tax (expense) benefit          1,480             -             1,480
Current adjustment in valuation
   allowance                               -             -                 -
                                   ----------     ---------      ------------
Balance at May 31, 1999            $   7,090      $      -       $     7,090
                                   ==========     =========      ============


Statutory tax on pre-tax income from continuing operations       $         -
Deferred tax expense or (benefit)                                     (7,090)
Current adjustment in valuation allowance                                  -
                                                                 ------------
Income tax expense (benefit) attributable to
        continuing operations                                    $    (7,090)
                                                                 ============

Note 5 -  Related party transactions

On April 28, 1998, the Company purchased certain nutritional formulations from Elliot D. Abravanel, MD and Mark Delott, the only officers and directors of the Company for $50,000 and 10,000,000 shares of common stock.

Note 6 - Contingencies

The Company is dependent on Dr. Elliot Abravanel for the development and marketing of the Company's product line.

                               Notes                               Page 3

Note 7 - Private placement memorandum and filings with the SEC

As of May 31, 1999, 831,353 shares of common stock have been issued through the Company's private placement offering. The Company intends filing with the NASD for listing its shares on the over the counter (OTC) Electronic Bulletin Board. In preparation for this, the company filed with the SEC on December 10, 1998, and this filing became effective February 8, 1999. The company has been notified by the SEC that all questions and comments have been cleared. The only steps remaining are selecting the sponsoring market maker and submitting Form 15-C-2-11 to the NASD OTC Bulletin Board and applying for the CUSIP number for the company's publicly traded shares.

Note 8 - Subsequent events

The Company anticipates the need for additional capital to launch its product line. Management may elect to sell additional equity, debt or enter into partnerships to fund its financial needs. Currently, the Company has developed its first product, "Replen 100 for Vibrant Health," and has a limited inventory of this product.

                                      Notes                          Page 4

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

     The following discussion provides information which Management believes is relevant to an assessment and understanding of the Company's plan of operation. This discussion should be read in conjunction with the Company's financial statements and notes.

     The Company, which incorporated in the State of Nevada on April 28, 1998, primarily as a nutritional supplement development and marketing corporation,
has not yet commenced substantive operations.   Since inception, the Company
raised approximately $133,000 through an offering of its common stock made pursuant to the exemption from the registration requirements as provided for under Section 3(b), Regulation D, Rule 504. It also issued 10,000,000 shares to its founders, Mark Delott and Elliot Abravanel, M.D., pursuant to a technology transfer agreement which granted the Company 100% of the rights to existing formulas developed by Dr. Elliot Abravanel M.D., and non-exclusive use of formulas to be developed in the future. The Company's business purpose is that of marketing certain products developed by Dr. Abravanel specifically for the reduction or elimination of cravings for sugar, starch and greasy food, as well as supplements for general well being.

     The Company has expended the majority of the funds raised in its offering on purchase of the formulas, offering costs and general administrative expenses since inception. The Company currently has approximately $13,450 in cash to satisfy is cash requirements over the next 12 months, and $12,800 worth of inventory of its products, which will likely be insufficient unless Company continues to operate at its existing level, with minimal day to day operations expenses, and little or no money dedicated to marketing.

     In early 1999 the Company had narrowed its initial product focus to three products:

     1.     Dr. Abravanel's Special Formula for Weight Loss
     2.     Dr. Abravanel's Special Formula for Vibrant Health
     3.     Dr. Abravanel's Special Formula for Meal Replacement

     During the its first fiscal quarter, the Company completed development and limited production of one of the above three products: Dr. Abravanel's Special Formula for Vibrant Health". The Company has named the product "Replen 100 for Vibrant Health" ("Replen 100"). The Company has a limited inventory of this product. Since the beginning of this fiscal quarter, the Company's efforts in marketing have mostly been conducted by Management and limited to testing the market place in a limited manner as to market acceptance of its product, Replen 100. The Company has randomly distributed free samples to a variety of individuals and is receiving input about the product's results from these persons. So far, the anecdotal data is relatively favorable. However, to date, the Company has not yet determined the potential for future sales. The Company believes more test market data through distribution to individuals is necessary before proceeding with any substantive marketing campaign. In addition, during the past couple of months, Management's analysis of the industry indicates that profit margins in the industry have radically declined. This could result in reduced profit margins to the Company's products, if and when marketed, in order to remain competitive. Management, therefore, is taking a cautious marketing approach and will continue to distribute additional samples of Replen 100 over the next fiscal quarter in order to better analyze responses to this particular product. If Management does not achieve at least some indication of potential market acceptance of its products with this very conservative approach, it may look to redefining the Company's goals. Over the next three months, the Company has no plans for additional product development or research, nor does it have any plans for purchase of property or equipment. The Company does not have any lease payments or salaries to pay at this time.

     During the quarter ended May 31, 1999 the Company paid the balance of the $50,000 cash due to Dr. Elliot Abravanel and Mark Delott for the Company's formulas (also as part of the technology transfer agreement discussed under paragraph 2 of this Item), $30,525 of which was paid in 1998 with $19,475 paid in March of 1999. There was no specific due date or terms on the payment thereof and the individuals did not charge interest. All of Company's limited capital of $13,453 can be dedicated to its business plan as needed. General administrative expenses during the quarter ended May 31, 1999, were less than $3,000, and Management does not expect such expenses to be any different for the next quarter. The $13,000 available to the Company will be sufficient to cover general administrative expenses for 12 months so long as the Company does not incur any additional expenses in its day to day operations or any expenses in connection with marketing. The Company also has sufficient inventory to continue to provide free samples and solicit product interest as well as anecdotal evidence to determine Replen 100's effectiveness and market acceptance.

     Although Management believes it has sufficient funds to continue operations at its present level over the next 12 months, if the response to the Company's products is such that Management determines a more aggressive marketing approach is warranted, or, if the Company is forced to redefine its business goals due to a lack of market acceptance of its products, the Company will require additional working capital. Such capital can be raised in a variety of manners including additional equity offerings, debt offerings or licensing arrangements. The Company currently has no commitments for further financing, and there is no assurance that sufficient financing will be available.

YEAR 2000

     The Company is currently addressing a universal situation know as the Year 2000 problem or the Y2K problem. The Y2K problem relates to the inability of certain computer software programs to properly recognize and process date-sensitive information relative to year 2000 and beyond. The Company's internal computer operating system is Y2K compliant as is all software currently utilized by the Company. The Company does not intend to add any software to its operating system without making sure that it is Y2K compliant.

     Because, as is the case with almost all companies, the Company's Y2K compliance is in part dependent upon certain of its suppliers and vendors being Y2K compliant, the Company intends to communicate with all of its
suppliers/vendors to determine whether not they are Y2K compliant.   If they
are not, the Company will seek other suppliers/vendors which are. Because there are a vast number of suppliers which can provide the ingredients for the Company's products, and who can process and out-source orders, the Company does not anticipate having a Y2K problem getting ingredients or distributing its products. In the event the Company is forced to use alternative suppliers for its ingredients, the Company believes it will be able to negotiate the same or similar terms and costs. The Company also believes the same will be true with its vendors. Because of the availability of numerous vendors/ suppliers, the Company does not believe it will incur any additional expenses due to Y2K problems. The Company does not, therefore, have any Y2K contingency plans, with respect to obtaining ingredients from suppliers, or alternative distributors.

     ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

None

Item 2.     Changes in Securities

None.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.      Other Information.

None.

Item 6.     Exhibits and Reports on Form 8-K.

   (a)There are no exhibits included with this report.

   (b} Reports on Form 8-K -- None

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                              DR ABRAVANEL'S FORMULAS
                                              (Registrant)

Date: July 12, 1999                    By:    /s/ Elliot Abravanel
                                              ------------------------
                                                Elliot Abravanel, MD