Form 10QSB
period 1999-08-31
DR ABRAVANELS FORMULAS INC/CA
filed 1999-10-07
CIK 1066759

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB
            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

          For the quarterly period ended August 31, 1999
                 Commission file number 000-25157

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

     As of September 30, 1999, the issuer had outstanding 12,841,353 shares of its Common Stock, $0.001 par value.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

     The unaudited financial statements of Dr. Abravanel's Formulas, Inc., a Nevada corporation (the "Company"), as of August 31, 1999, were prepared by Management and commence on the following page. In the opinion of Management the financial statements fairly present the financial condition of the Company.

               Dr. Abravanel's Formulas, Inc.
               (A Development Stage Company)
               Financial Statements
               For the Six Month Period Ended August 31, 1999

                  Dr. Abravanel's Formulas, Inc.
                   (A Development Stage Company
                          Balance Sheet
                         August 31, 1999

                              Assets

Current Assets
     Cash                                                $     11,150
     Inventory (note 1)                                        12,790
                                                        -------------
Total current assets                                           23,940

Note receivable                                                   525

Deferred taxes, net (notes 1 and 4)                             7,573
                                                         -------------

Total assets                                             $     32,038
                                                         =============

               Liabilities and Shareholders' Equity

Shareholders' equity (note 3)
     Common stock, $.001 par,
      authorized 40,000,000 shares; 12,841,353
      shares issued and outstanding                      $     12,841
     Additional paid-in capital- common stock                 132,018
     Special distribution (notes 2 and 5)                     (60,000)
     Common stock offering costs                              (28,498)
     Preferred stock, $.001 par, authorized 10,000,000
       shares; 0 shares issued  and outstanding                     0
     Deficit accumulated during the development stage         (24,323)
                                                         -------------
Total liabilities and shareholders' equity               $     32,038
                                                         =============


See accompanying notes to financial statements.

                  Dr. Abravanel's Formulas, Inc.
                  (A Development Stage Company)
                     Statement of Operations
          For the Six Month Period Ended August 31, 1999
and the Period from Inception (April 28, 1998) to August 31, 1999

                                        Six Month        Period from Inception
                                        Period Ended     (April 28, 1998) to
                                        August 31, 1999  August 31, 1999
                                        ---------------  ---------------------
Sales                                   $            0   $              0
Cost of sales                                        0                  0
                                        ---------------  ---------------------
Gross profit                                         0                  0
                                        ---------------  ---------------------
Costs and expenses:
     General administrative                      5,182             31,896
                                        ---------------  ---------------------
Total costs and expenses                         5,182             31,896
                                        ---------------  ---------------------
Net loss before income taxes                    (5,182)           (31,896)
Income tax benefit attributable to
     continuing operations (note 4)              1,963              7,573
                                        ---------------  ---------------------
Net income (loss)                       $       (3,219)  $        (24,323)

Net loss before income taxes per share
 (note 1)                               $        (0.01)  $          (0.01)
Net loss per share (note 1)             $        (0.01)  $          (0.01)

Weighted average common shares
     (in thousands) (note 1)                    12,841             12,063
                                        ==============    ===================
See accompanying notes to financial statements.

                  Dr. Abravanel's Formulas, Inc.
                  (A Development Stage Company)
                Statement of Shareholders' Equity
          For the Six Month Period Ended August 31, 1999
and the Period from Inception (April 28, 1998) to August 31, 1999

                                         Six Month       Period from Inception
                                         Period Ended    (April 28, 1998) to
                                         August 31, 1999 August 31, 1999
                                         --------------- ---------------------
Beginning balance                                62,107                    0
Issuance of common stock:
  10,000,000 shares on 4/28/98 (issued as
    partial consideration for product
    formulas; valued at stock par value)                              10,000
      25,000  shares on 6/15/98                                          250
      53,500  shares on 6/15/98                                        8,025
     100,000 shares on 7/10/98                                        15,000
      10,000 shares on 7/16/98                                           100
      40,000 shares on 7/16/98                                         6,000
     135,000 shares on 7/23/98                                         1,350
     233,461 shares on 7/23/98                                        35,019
      27,500 shares on 7/30/98                                           275
      33,500 shares on 7/30/98                                         5,025
      25,000 shares on 8/18/98                                           250
      81,667 shares on 8/18/98                                        12,250
     750,000 shares on 8/20/98                                           750
      60,600 shares on 8/21/98                                         9,090
     100,000 shares on 8/21/98                                         1,000
     137,500 shares on 8/25/98                                         1,375
     173,000 shares on 8/25/98                                        25,950
     750,000 shares on 8/26/98                                           750
      40,000 shares on 8/31/98                                           400
      10,000 shares on 9/04/98                                         1,500
      55,625 shares on 9/18/98                                        10,500
     Special distribution                      (19,475)              (60,000)
     Common stock offering costs                (7,375)              (28,498)
  Net loss                                      (3,219)              (24,323)
                                         --------------- ---------------------
Balance at August 31, 1999                      32,038                32,038
                                         =============== =====================

See accompanying notes to financial statements.

                  Dr. Abravanel's Formulas, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows
          For the Six Month Period Ended August 31, 1999
and the Period from Inception (April 28, 1998) to August 31, 1999

                                         Six Month       Period from Inception
                                         Period Ended    (April 28, 1998) to
                                         August 31, 1999 August 31, 1999
                                         --------------- ---------------------
Cash flow from operating activities
     Net loss                            $       (3,219) $          (24,323)

Adjustments to reconcile net income to net
  cash used in operating activities:
         Increase in deferred taxes              (1,963)             (7,573)
     Changes in assets and liabilities:
         Inventory                                                  (12,790)
                                         --------------- ---------------------
Net cash used by operations                      (5,182)            (44,686)

Cash flows from financing activities
     Note receivable                               (525)               (525)
     Issuance of common stock                                       134,859
     Common stock offering costs                 (7,375)            (28,498)
     Payment of special distribution            (19,475)            (50,000)
                                         --------------- ---------------------
Net increase (decrease) in cash                 (32,557)             11,150

Cash at beginning of period                      43,707                   0
                                         --------------- ---------------------
Cash at end of period                    $       11,150  $           11,150
                                         =============== ====================

See accompanying notes to financial statements.

                  Dr. Abravanel's Formulas, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows
          For the Six Month Period Ended August 31, 1999
and the Period from Inception (April 28, 1998) to August 31, 1999

                                         Six Month       Period from Inception
                                         Period Ended    (April 28, 1998) to
                                         August 31, 1999 August 31, 1999
                                         --------------- ---------------------
Supplemental cash flow disclosures:

     Interest paid                       $            0  $               0
                                         =============== ====================
     Income taxes paid                   $            0  $               0
                                         =============== ====================
     Non cash transactions:

         On April 28, 1998, 10,000,000 shares of common stock were issued as payment for product formulas valued at $10,000.

See accompanying notes to financial statements.

                  Dr. Abravanel's Formulas, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
          For the Six Month Period Ended August 31, 1999

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

Inventories - Inventories, which at August 31, 1999, consisted primarily of production supplies, are stated at the lower of cost or market determined on the first-in, first-out (FIFO) basis.

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

Transfer restrictions - No sale, offer to sell, or transfer of any common stock issued shall be made unless a registration statement under the Federal Securities Act of 1933, as amended with respect to such shares is then in effect or an exemption from the registration requirements of said act is then in fact applicable to said shares. In addition, all common stock issued at $.01 (500,000 shares) may not be sold, offered for sale, or transferred unless approved and authorized in writing by the Company's board of director.

Note 4 - Income taxes

As of August 31, 1999 the Company has available net operating loss carryforwards of approximately $32,000. These carryforwards will expire in the years 2014 and 2015. As of August 31, 1999, the Company recognized a deferred tax asset amounting to $7,573 from its loss carryovers.

      Total deferred tax assets from net operating
         loss carryovers                             $     7,573
      Less valuation allowance                                 0
                                                     -----------
      Deferred tax assets, net                       $     7,573
                                                     ===========
      Total deferred tax liabilities                 $         0
                                                     ===========

                                          Deferred    Valuation   Deferred tax
                                          tax assets  allowance   assets (net)
                                          ----------- ----------- ------------
Beginning balance                         $    5,610  $       0   $     5,610
Current tax (expense) benefit                  1,963          0         1,963
Current adjustment in valuation allowance          0          0             0
                                          ----------- ----------- ------------
Balance at August 31, 1999                $    7,573  $       0   $     7,573
                                          =========== =========== ============

Statutory tax on pre-tax income from
    continuing operations                             $       0
Deferred tax expense or (benefit)                        (1,963)
Current adjustment in valuation allowance                     0
                                                      ----------
Income tax expense (benefit) attributable
    to continuing operations                          $  (1,963)
                                                      ==========
Note 5 -  Related party transactions

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

Note 7 - Private placement memorandum and filings with the SEC

As of August 31, 1999, 1,341,353 shares of common stock have been issued through the Company's private placement offerings. The Company has applied for and received the CUSIP number for the or the Company's publically traded shares. The Company, through its sponsoring market maker Equitrade Securities, Inc., filed Form 211 on July 21, 1999, for listing its shares on the OTC Electronic Bulletin Board. As of September 30, 1999, the Company has received two sets of comments from OTC Bulletin Board examiners and responded to them. The Company filed with the SEC on December 10, 1998, and this filing became effective February 8, 1999. The Company has been notified by the SEC that all questions and comments have been cleared.

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

     The Company has expended the majority of the funds raised in its offering on purchase of the formulas, offering costs and general administrative expenses since inception. The Company currently has approximately $11,150 in cash to satisfy is cash requirements over the next 12 months, and $12,790 worth of inventory of its products, which will likely be insufficient unless Company continues to operate at its existing level, with minimal day to day operations expenses, and little or no money dedicated to marketing.

     In early 1999 the Company had narrowed its initial product focus to three products:

     1.     Dr. Abravanel's Special Formula for Weight Loss
     2.     Dr. Abravanel's Special Formula for Vibrant Health
     3.     Dr. Abravanel's Special Formula for Meal Replacement

     During the its first fiscal quarter, the Company completed development and limited production of one of the above three products: Dr. Abravanel's Special Formula for Vibrant Health". The Company has named the product "Replen 100 for Vibrant Health" ("Replen 100"). The Company has a limited inventory of this product. Since the beginning of its first fiscal quarter, the Company's efforts in marketing have mostly been conducted by Management and limited to testing the market place in a limited manner as to market acceptance of its product, Replen 100. During the first six months of its current fiscal year, the Company has randomly distributed free samples to a variety of individuals and is receiving input about the product's results from these persons. So far, the anecdotal data is relatively favorable. However, to date, the Company has not yet determined the potential for future sales. The Company believes more test market data through distribution to individuals is necessary before proceeding with any substantive marketing campaign. In addition, during the past couple of months, Management's analysis of the industry continues to indicate that profit margins in the industry have radically declined. This could result in reduced profit margins to the Company's products, if and when marketed, in order to remain competitive. Management, therefore, is taking a cautious marketing approach and will continue to distribute additional samples of Replen 100 over the next fiscal quarter in order to better analyze responses to this particular product. If Management does not achieve at least some indication of potential market acceptance of its products with this very conservative approach, it may look to redefining the Company's goals. Over the next three months, the Company has no plans for additional product development or research, nor does it have any plans for purchase of property or equipment. The Company does not have any lease payments or salaries to pay at this time.

        All of Company's limited capital of $11,150 are dedicated to its business plan as needed. General administrative expenses during the quarter ended August 31, 1999, were again less than $3,000, and Management does not expect such expenses to be any different for the next quarter. The $11,150 available to the Company will be sufficient to cover general administrative expenses for 12 months so long as the Company does not incur any additional expenses in its day to day operations or any expenses in connection with marketing. The Company also has sufficient inventory to continue to provide free samples and solicit product interest as well as anecdotal evidence to determine Replen 100's effectiveness and market acceptance.

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

Date: October 6, 1999                    By:    /s/ Elliot Abravanel
                                              ------------------------
                                                Elliot Abravanel, MD