Form 10QSB
period 1999-11-30
DR ABRAVANELS FORMULAS INC/CA
filed 1999-12-17
CIK 1066759

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB
            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

         For the quarterly period ended November 30, 1999
                 Commission file number 000-25157

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

     As of November 30, 1999, the issuer had outstanding 12,841,353 shares of its Common Stock, $0.001 par value.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

     The unaudited financial statements of Dr. Abravanel's Formulas, Inc., a Nevada corporation (the "Company"), as of November 30, 1999, were prepared by Management and commence on the following page. In the opinion of Management the financial statements fairly present the financial condition of the Company.

               Dr. Abravanel's Formulas, Inc.
               (A Development Stage Company)
               Financial Statements
               For the Nine Month Period Ended November 30, 1999

                  Dr. Abravanel's Formulas, Inc.
                   (A Development Stage Company
                          Balance Sheet
                        November 30,  1999



                              Assets

Current Assets
     Cash                                                $      5,263
     Inventory (note 1)                                        12,790
                                                        -------------
Total current assets                                           18,053

Note receivable                                                   525

Deferred taxes, net (notes 1 and 4)                             8,260
                                                         -------------

Total assets                                             $     26,838
                                                         =============

               Liabilities and Shareholders' Equity

Shareholders' equity (note 3)
     Common stock, $.001 par,
      authorized 40,000,000 shares; 12,841,353
      shares issued and outstanding                      $     12,841
     Additional paid-in capital- common stock                 132,018
     Special distribution (notes 2 and 5)                     (60,000)
     Common stock offering costs                              (33,685)
     Preferred stock, $.001 par, authorized 10,000,000
       shares; 0 shares issued  and outstanding                     -
     Deficit accumulated during the development stage         (24,336)
                                                         -------------
Total liabilities and shareholders' equity               $     26,838
                                                         =============




See accompanying notes to financial statements.

                  Dr. Abravanel's Formulas, Inc.
                  (A Development Stage Company)
                     Statement of Operations
        For the Nine Month Period Ended November 30, 1999
and the Period from Inception (April 28, 1998) to November 30, 1999

                                        Nine Month       Period from Inception
                                        Period Ended     (April 28, 1998) to
                                      November 30, 1999   November 30, 1999
                                        ---------------  ---------------------
Sales                                   $            -   $              -
Cost of sales                                        -                  -
                                        ---------------  ---------------------

Gross profit                                         -                  -
                                        ---------------  ---------------------

Costs and expenses:
     General administrative                      5,882             32,596
                                        ---------------  ---------------------
Total costs and expenses                         5,882             32,596
                                        ---------------  ---------------------
Net loss before income taxes                    (5,882)           (32,596)

Income tax benefit attributable to
     continuing operations (note 4)              2,650              8,260
                                        ---------------  ---------------------
Net income (loss)                       $       (3,232)  $        (24,336)
                                        ===============  =====================
Net loss before income taxes per share
 (note 1)                               $        (0.01)  $          (0.01)
Net loss per share (note 1)             $        (0.01)  $          (0.01)

Weighted average common shares
     (in thousands) (note 1)                    12,841             12,309
                                        ===============  =====================

See accompanying notes to financial statements.

                  Dr. Abravanel's Formulas, Inc.
                  (A Development Stage Company)
                Statement of Shareholders' Equity
        For the Nine Month Period Ended November 30, 1999
and the Period from Inception (April 28, 1998) to November 30, 1999

                                         Nine Month      Period from Inception
                                         Period Ended    (April 28, 1998) to
                                      November 30, 1999  November 30, 1999
                                      ------------------ ---------------------
Beginning balance                                62,107                    -
Issuance of common stock:
  10,000,000 shares on 4/28/98 (issued as
    partial consideration for product
    formulas; valued at stock par value)                              10,000
      25,000  shares on 6/15/98                                          250
      53,500  shares on 6/15/98                                        8,025
     100,000 shares on 7/10/98                                        15,000
      10,000 shares on 7/16/98                                           100
      40,000 shares on 7/16/98                                         6,000
     135,000 shares on 7/23/98                                         1,350
     233,461 shares on 7/23/98                                        35,019
      27,500 shares on 7/30/98                                           275
      33,500 shares on 7/30/98                                         5,025
      25,000 shares on 8/18/98                                           250
      81,667 shares on 8/18/98                                        12,250
     750,000 shares on 8/20/98                                           750
      60,600 shares on 8/21/98                                         9,090
     100,000 shares on 8/21/98                                         1,000
     137,500 shares on 8/25/98                                         1,375
     173,000 shares on 8/25/98                                        25,950
     750,000 shares on 8/26/98                                           750
      40,000 shares on 8/31/98                                           400
      10,000 shares on 9/04/98                                         1,500
      55,625 shares on 9/18/98                                        10,500
     Special distribution                      (19,475)              (60,000)
     Common stock offering costs               (12,562)              (33,685)
  Net loss                                      (3,232)              (24,336)
                                         --------------- ---------------------
Balance at November 30, 1999                    26,838                26,838
                                         =============== =====================

See accompanying notes to financial statements.

                  Dr. Abravanel's Formulas, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows
        For the Nine Month Period Ended November 30, 1999
and the Period from Inception (April 28, 1998) to November 30, 1999

                                         Nine Month      Period from Inception
                                         Period Ended    (April 28, 1998) to
                                       November 30, 1999   November 30, 1999
                                      ------------------ ---------------------
Cash flow from operating activities
     Net loss                            $       (3,232) $          (24,336)

Adjustments to reconcile net income to net
  cash used in operating activities:
         Increase in deferred taxes              (2,650)             (8,260)
     Changes in assets and liabilities:
         Inventory                                                  (12,790)
                                         --------------- ---------------------
Net cash used by operations                      (5,882)            (45,386)

Cash flows from financing activities
     Note receivable                               (525)               (525)
     Issuance of common stock                                       134,859
     Common stock offering costs                (12,562)            (33,685)
     Payment of special distribution            (19,475)            (50,000)
                                         --------------- ---------------------
Net increase (decrease) in cash                 (38,444)              5,263

Cash at beginning of period                      43,707                   -
                                         --------------- ---------------------
Cash at end of period                    $        5,263  $            5,263
                                         =============== ====================

See accompanying notes to financial statements.

                  Dr. Abravanel's Formulas, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows
        For the Nine Month Period Ended November 30, 1999
and the Period from Inception (April 28, 1998) to November 30, 1999

                                         Nine Month      Period from Inception
                                         Period Ended    (April 28, 1998) to
                                      November 30, 1999   November 30, 1999
                                      ------------------ ---------------------
Supplemental cash flow disclosures:

     Interest paid                       $            - $                -
                                         =============== ====================
     Income taxes paid                   $            -  $               -
                                         =============== ====================
     Non cash transactions:

         On April 28, 1998, 10,000,000 shares of common stock were issued as payment for product formulas valued at $10,000.

See accompanying notes to financial statements.

                 Dr. Abravanel's Formulas, Inc.
                (A Development Stage Company)
              Notes to the Financial Statements
      For the Nine Month Period Ended November 30, 1999

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

Inventories - Inventories, which at November 30, 1999, consisted primarily of production supplies, are stated at the lower of cost or market determined on the first-in, first-out (FIFO) basis.

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

Note 4 - Income taxes

As of November 30, 1999 the Company has available net operating loss carryforwards of approximately $39,000. These carryforwards will expire in the years 2014 and 2015. As of November 30, 1999, the Company recognized a deferred tax asset amounting to $8,260 from its loss carryovers.

      Total deferred tax assets from net operating
         loss carryovers                             $     8,260
      Less valuation allowance                                 -
                                                     -----------
      Deferred tax assets, net                       $     8,260
                                                     ===========
      Total deferred tax liabilities                 $         -
                                                     ===========

                                          Deferred    Valuation   Deferred tax
                                          tax assets  allowance   assets (net)
                                          ----------- ----------- ------------
Beginning balance                         $    5,610  $       -   $     5,610
Current tax (expense) benefit                  2,650          -         2,650
Current adjustment in valuation allowance          -          -             -
                                          ----------- ----------- ------------
Balance at November 30, 1999              $    8,260  $       0   $     8,260
                                          =========== =========== ============

Statutory tax on pre-tax income from
    continuing operations                             $       -
Deferred tax expense or (benefit)                        (2,650)
Current adjustment in valuation allowance                     -
                                                      ----------
Income tax expense (benefit) attributable
    to continuing operations                          $  (2,650)
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

Note 7 - Private placement memorandum and filings with the SEC

As of November 30, 1999, 1,341,353 shares of common stock have been issued through the Company's private placement offerings. The Company has applied for and received the CUSIP number for the or the Company's publically traded shares. The Company, through its sponsoring market maker Equitrade Securities, Inc., filed Form 211 on July 21, 1999, for listing its shares on the OTC Electronic Bulletin Board. The Company has received two sets of comments from the OTC Bulletin Board examiners and responded to them. The Company filed with the SEC on December 30, 1998, and this filing became effective As of September 30, 1999, the Company has received two sets of comments from OTC Bulletin Board examiners and responded to them. The Company filed with the SEC on December 10, 1998, and this filing became effective February 8, 1999. The Company has been notified by the SEC that all questions and comments have been cleared.

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

     The Company has expended the majority of the funds raised in its offering on purchase of the formulas, offering costs and general administrative expenses since inception. The Company currently has approximately $ 5,263 in cash to satisfy is cash requirements over the next 12 months, and $12,790 worth of inventory of its products, which will likely be insufficient unless the Company continues to operate at its existing level, with minimal day to day operations expenses, and little or no money dedicated to marketing.

     In early 1999 the Company narrowed its initial product focus to three products:

     1.     Dr. Abravanel's Special Formula for Weight Loss
     2.     Dr. Abravanel's Special Formula for Vibrant Health
     3.     Dr. Abravanel's Special Formula for Meal Replacement

     During the its first fiscal quarter, the Company completed development and limited production of one of the above three products: Dr. Abravanel's Special Formula for Vibrant Health". The Company has named the product "Replen 100 for Vibrant Health" ("Replen 100"). The Company has a limited inventory of this product. Since the beginning of its first fiscal quarter, the Company's efforts in marketing have mostly been conducted by Management and limited to testing the market place in a limited manner as to market acceptance of its product, Replen 100. During the first three quarters of its current fiscal year, the Company randomly distributed free samples to a variety of individuals and received input about the product's results from these persons. During the Company's third quarter, Management determined, based on its sampling, that further refinements of the Replen 100 are needed since most of the test market subjects did not express an interest in ordering the product. While the antecdotal results are somewhat favorable, the Company must reevaluate the initial product, Replen 100, prior to resuming its test marketing or prior to any substantive marketing campaign. In addition, Management's analysis of the industry continues to indicate that profit margins in the industry have radically declined. This could result in reduced profit margins to the Company's products, if and when marketed, in order to remain competitive. Management, therefore, has determined that while the efficacy of Replen 100 is sound, the impact of the results of the test market subjects is not readily apparent. Going into the Company's fourth quarter, Management intends to rethink and redevelop its product ingredients for Replen 100 which may include both adding or subtracting ingredients. There are no plans for research and development of any other products at this time, nor does the Company have any plans for purchase of property or equipment. The Company does not have any lease payments or salaries to pay at this time.

        All of Company's limited capital of $5,263 is dedicated to its business plan as needed. General administrative expenses during the quarter ended November 30, 1999, were approximately $6,200, and Management expects such expenses to be less for the next quarter. The cash available to the Company will be sufficient to cover general administrative expenses for 12 months so long as the Company does not incur any additional expenses in its day to day operations or any expenses in connection with marketing. The Company also has sufficient inventory if it decides to continue to provide free samples and solicit product interest as well as anecdotal evidence to determine Replen 100's effectiveness and market acceptance.

     Management believes it has sufficient funds to cover basic administrative costs over the next 12 months. However, because the Company intends to reevaluate its Replen 100, it will likely require additional capital to do so. Such capital may be raised through private placements of its common equity, debt financing, bank loans, or through licensing or joint ventures with other companies. There are no current commitments for financing, and there is no assurance that such financing will be available when needed, or that if the Company succeeds in raising additional funds, that the same will be sufficient for its business purposes. During the fourth quarter, Management will seek capital from a variety of sources including investment bankers and private investors, as well as potential joint venture partners. The Company may be forced to redefine its business goals in order to maximize shareholder value in the event further capital cannot be easily obtained.

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

     Exhibit 27 - Financial Data Schedule

   (b) Reports on Form 8-K -- None

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                              DR ABRAVANEL'S FORMULAS
                                              (Registrant)

Date: December 16, 1999                    By: /s/ Elliot Abranvanel
                                              ------------------------
                                                Elliot Abravanel, MD