Form 10KSB
period 2000-02-28
INFOTOPIA INC
filed 2000-06-12
CIK 1066759

35

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549
                     ______________________

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES
     EXCHANGE   ACT OF 1934

     For the fiscal year ended February 29, 2000

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES
      EXCHANGE ACT OF 1934

     For the transition period from______ to _______

               Commission file number: 000-25157

                 Dr. Abravanel's Formulas, Inc.
    (Exact name of registrant as specified in its charter)

          Nevada
                                        95-4685068
      (State or other jurisdiction of         (IRS employer
                                   identification no.)
      incorporation)


   124 South Hudson Avenue, Los Angeles, CA                   90
004
  (Address of principal executive offices)                  (Zip
Code)

     Issuer's telephone number: (213) 933-0163

Securities registered pursuant to Section 12(b) of the Exchange
Act:

      Title of each class           Name of each exchange on
                              which registered
          None                                         None

  Securities registered pursuant to Section 12(g) of the Act:
                              Common

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     [ X ] Yes      [   ] No

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.     [ X  ]

     The issuer's revenues for its most recent fiscal year were $
-0-

     The Company has established market for its common shares. Therefore, management has valued the 1,341,353 shares held by non-affiliates as of April 15, 2000 at $133,000 or the aggregate price paid by such non-affiliates for the shares in the Company's offering.

     The number of shares outstanding of the issuer's common stock as of April 15, 2000, was 12,841,353 shares of common stock, $.001 par value per share.

     Transitional Small Business Disclosure Format YES   [    ]
NO  [ X ]
                             PART I

Item 1.   Description of Business.

BUSINESS DEVELOPMENT

     Dr. Abravanel's Formulas, Inc., a Nevada corporation (the "Company") is a nutritional supplement development and marketing corporation. The Company was incorporated on April 28, 1998 and is headquartered at 124 South Hudson Avenue, Los Angeles, CA 90004. On that same date, the Company entered into a Transfer of Formula Agreement through which it acquired the exclusive rights to market certain formulas developed by Dr. Elliot Abravanel for $50,000 in cash and the issuance of an aggregate of 10,000,000 of its common shares. The formulas are further discussed under "BUSINESS OF THE COMPANY", below. In order to fund the initial development and marketing of the acquired formulas, from May of 1998 through September 1998, the Company conducted an offering of its common stock. under the exemption provided for under Sections 4(2) and 3(b), Regulation D, Rule 504. The Company sold 1,341,353 shares of its common stock to for gross proceeds of approximately $133,000 which was allocated to general working capital.


BUSINESS OF THE COMPANY

Principal Products of the Company and their Markets

     The Company's Product Line: Three Nutritional Supplements

     All of the Company's nutritional supplement formulas are designed to assist in the reduction or elimination of various cravings. The Company currently offers three nutritional supplements although the Company may choose to change the names of the products during the development and marketing process as it has already done in the case of Dr. Abravanel's Special Formula for Vibrant Health. The three nutritional supplements are:

     Dr. Abravanel's Special Formula for Weight Loss
     Dr. Abravanel's Special Formula for Meal Replacement
     Dr. Abravanel's Special Formula for Vibrant Health ( which is now called "Replen 100 for Vibrant Health" )

     The following is a description of each of the products:
     Dr. Abravanel's Special Formula for Weight Loss - for those who want to lose weight. The active ingredients of this product are Ma huang and Schizandra 25% each with the remaining 50% split in equal quantities among Magnolia bark, Asarum, Evodia, Scute Gardenia, Phellodendron, Licorice, Ginger and Jujube.

     Dr. Abravanel's Special Formula for Vibrant Health ("Replen 100") is a general formula providing benefits of greater energy, greater alertness, less aches and pains, a feeling of contentment or steadiness, designed for those who do not need to lose weight. This product contains a wide variety of vitamins and minerals which are set forth below:

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

     Dr. Abravanel's Special Formula for Meal Replacement - A special formula to replace one meal a day. This formula contains a natural formulation of plant-derived minerals and other nutrients, designed to reduce cravings for sweets, starches and greasy foods. Each portion contains two scoops of milk and egg protein powder (28gm) and supplies the following vitamins and minerals:

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


     The Development of the Formulas

     The Company has developed its products under the guidance of its Chairman and President, Elliot Abravanel, MD specifically for the reduction or elimination of cravings in people. The Company's products are designed to reduce cravings for sugar, starch, and greasy food. Dr. Abravanel believes that if a person's cravings are reduced or eliminated, several benefits may result. Furthermore, by reintroducing certain missing nutrients provided by plant derived colloidal minerals, amino acids, vitamins, and certain herbs in the right amounts and proportions, persons with physical or psychological health concerns may benefit. In layman terms, "Colloidal minerals" are "super" small minerals that are highly absorbable because they can pass through and into human cells. Dr. Abravanel also believes it is the lack of these specific nutrients that give rise to cravings that could result in many physical and psychological disorders which include the following:

     Weight problems
     Greater susceptibility to stress
     Fatigue
     Mental and physical health problems
     Drug and alcohol dependency
(No scientific studies have been done on the Company's products, and the Company makes no health claims for disease treatment of any kind.) This belief is based upon a large body of work going back about 25 years relating the effects of nutrients to behavior, particularly to overall brain function and feeding behavior. These works include the following, all of which were published and authored by parties unrelated to the Company or its management:

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

     Greater energy
     Greater alertness
      Reduced aches and pains
     A feeling of contentment or steadiness
     Reduction or elimination of cravings

     The Market for the Company's Products

     The Company is attempting to participate in the North American nutritional supplement industry, specifically marketing products developed by Elliot Abravanel, M.D. The nutritional supplement industry is vast. The US vitamin, supplement and mineral product sales exceeded $6.5 billion in 1996 according to Packaged Facts (New York, NY). In addition, the natural products industry sales totaled $11.5 billion in 1996. There is a consumer trend toward taking control of one's health through natural means such as vitamin, mineral, and herbal supplements.
     At the present time, the industry is highly fragmented, with more than 800 companies making or marketing brand name or private-label products. A growing trend in private label supplements is the combination of multi- vitamins with herbal supplements which is similar to what the Company intends to do. Health and natural foods stores are the main sales outlets for products like the Company's. However, mass market activity such as direct or multi- level sales have been increasing, followed by mass merchandisers and drug stores. Most large vitamin companies provide several different selections of vitamins, mineral and herbal supplements. Prices and quality also vary from company to company.

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

     Aimed toward reducing or eliminating craving.

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

Effect of Governmental Regulations/Need for Governmental Approval

     As is the case with almost all herbal, vitamin and mineral formulas, the Company's products have no government regulation involving their human consumption and no governmental permits
required.   However, there are recommendations as to the amounts
that are considered to be in excess for human consumption. Ma huang, for example, while not directly regulated has been an herb that must be taken in low dosages as recommended by the FDA. The Company and its suppliers adhere strictly to all governmental guidelines. The Company fully discloses all ingredients and usage amounts on its labels. Although the Company is not a multi-level or network marketing company, if it elects to initiate a referral reward program as part of its marketing approach, it may fall under laws and regulations governing network marketing.

Distribution Method of the Company's Products

     Other than testing market response to its product line, the Company has not distributed its products into the market place during its 1999- 2000 fiscal year. Its current marketing plan includes: (1) working on its product line concept, (2) studying various marketing strategies, (3) building relationships with manufacturers and (4) conducting test marketing. In developing the Company's planned entrance into the market place, the Company believes that Dr. Abravanel contributes a significant degree of in-depth industry experience, knowledge, reputation, credibility and a network of industry contacts and relationships. The Company acknowledges, however, that it has been negatively impacted by a radical decline in profit margins in the industry.

     Test Marketing of Replen 100

     The Company's ultimate marketing approach will be dependent on current test marketing of its products. In the latter half of the Company's fiscal year, it narrowed its product test marketing to only one of its three market ready products which it renamed
Relen 100 for Vibrant Health ("Replen 100").   The results of the
test marketing have not been as positive as the Company hoped and it is continuing to test market response to the product in an effort to generate sufficient interest to begin actual marketing efforts. The Company test marketing has consisted mainly of sending free samples of Replen 100 to ??? and analyzing responses.

     Some of the Company's Planned Marketing Approaches
       When and if the Company believes its product(s) are ready for marketing, it intends to use wide range of marketing approaches with a primary focus on direct response radio commercials, newspaper and magazine advertisements, Internet and telemarketing sales and seminars with Dr. Abravanel or one of the Company's representatives. In addition, the Company may choose to operate Kiosks in high foot traffic areas such as malls. Television and radio commercials or infomercials may be used as well. Some of the Company's distribution methods which it hopes to initiate when and if it believes marketing of its products are warranted are:

     REFERRAL REWARD PROGRAM: The Company may develop a referral reward program allowing customers to benefit financially by referring people to the Company's product line. The Company may elect to become a network or multi-level marketing company in the future. The Company's planned Referral Reward Program would be a financial incentive or product credit given to customers who refer new customers to the Company. It is anticipated that the format may include a one time incentive or possibly continued incentives as the "referred" customer continues to purchase products. The Company would institute a Referral Reward Program to increase business. There are, however, several business risks associated with a Referral Reward program in that the Company will have to ensure that such a program does not violate either federal and state regulations. These regulations include such matters as pyramid scheme statutes, lottery laws, buyers club legislation and referral sales state statutes. Prior to commencing a Referral Reward Program, the Company will retain legal, computer, and accounting experts in this field to make sure that the program is in compliance with all applicable laws.

     LICENSING. The Company may elect to license its product line by private label to other nutrition companies, physicians for in office sales, or network marketing companies.

     DIRECT SALES: The Company will also use a direct sales approach in its marketing efforts. The Company expects to work with experts in various advertising and direct marketing fields to design and develop promotional campaigns. Initially, the Company intends to contract out 800 or 900 telephone response sales to respected calling centers as well as using reputable fulfillment houses for delivery of the Company's products to its customers.

Competitive Business Conditions; Position in the Industry;
Methods of Competition

      There are many supplement companies competing for market share. The Company believes, however, large business potential exists for well-organized, properly managed, and adequately capitalized companies. Because of the unique features of Dr. Abravanel's formulas and the fact that he, a medical doctor, represents the products, the Company believes it can achieve revenue and profit objectives to become successful.
     The Company will compete with many other companies in the nutrition supplement industry, most of which are better financed and which have more experience than that of the Company. Most of these companies have greater capital, and a bigger loyal customer base than the Company. And while the Company's formulas are distinct, they are not necessarily unique. Other companies have vitamin, mineral and amino acid combinations And are in a better position to compete in the market place. There can be no assurance that the consumer will accept the Company's products in the scale needed to achieve profitably. Revenues realized from the sale of products are largely a function of connecting with the consumer through advertising campaigns. There is no assurance these campaigns will be successful. It is not possible to predict accurately the effect that any of these competitive factors may have on the success of the Company's business.

Source and Availability of Raw Materials/Principal Suppliers

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

Dependence on a Few Major Customers

     Management does not believe that the Company will be dependent on a few major customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty
Agreements

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

Number of Employees

      The Company currently has 2 employees, Dr. Abravanel and
Mr. Delott, both of whom are considered full time.
Subsequent Events


On April 25, 2000, the Board of Directors of Dr. Abravanel's Formulas, Inc. (DABV) approved a Plan of Exchange by which the Company would acquire 100% of the outstanding stock in Infotopia, Inc., in exchange for common stock of DABV. The exchange was also approved by the Board of Directors and shareholders of Infotopia, Inc. on the same day.

Infotopia was, at that time, presently a wholly-owned subsidiary of National Boston Medical, Inc. ("NBMX"), a Nevada corporation. NBMX, as the shareholder of Infotopia, Inc., shall receive a total of 8,167,387 shares of DABV's common stock for the 100 shares of Infotopia, Inc. common stock that it held, representing 100% of the authorized common stock of Infotopia. The Plan of Exchange was submitted and approved by the Board of Directors of Infotopia and to the Board of Directors of NBMX, as shareholders of the common stock of Infotopia, on the same day.

On April 26, 2000, as a result of the Plan of Exchange, the Company changed its name to Infotopia, Inc.

On  April 25, 2000, the Company accepted the resignation  of  Dr.
Abravanel as a member of the board of directors and as President of the Company. Mr. Dan Hoyng was appointed to fill the vacancy left by Mr. Abravanel's resignation.

On April 25, 2000, the Company also accepted the resignation of Mr. Mark Delott as a member of the board of the directors and as an officer of the Company. The remaining board member appointed
Mr. Ernie Zavoral to fill the vacancy left by Mr. Delott.

On  April  25, 2000, the Company's Board decided to increase  the
Board to three members and appointed Clinton Smith to fill the vacancy created by the increase to three members.

On April 25, 2000, Mr. Dan Hoyng was appointed as Chief Executive
Officer,  Mr. Ernie Zavoral was appointed as President,  and  Mr.
Marek Lozowicki was appointed as Secretary and Treasurer.


Infotopia recognized early on that the lifeblood of Direct to Retail marketing is a new product. The key to new products is the inventor. Infotopia's structure and philosophy is dedicated to recruiting and supporting new inventors. Utilizing this philosophy, Infotopia secured the rights to all new products by Dean Tornabene and Charles Perez they are the co-inventors of the Bunn and Thigh Sculptor, the Ab Rocker and several other products that have been utilized in Direct Response to Retail Marketing. These products have produced over 300 million dollars in sales during the past four years and continue to produce at a very high level. Infotopia also signed the highly successful inventor Cactus Jack Barringer. The June 10, 1999 edition of Investors business daily states, "to get peoples attention for his sales pitches, Barringer packages himself. He uses his "Cactus Jack" character on his products. He speaks loudly and is dressed in colorful cowboy outfits made by Elvis's tailor to catch viewer's eyes and ears." Cactus Jack has turned this sales pitch into over Ten Million in sales of his One Shot Cleaner on exclusively QVC the past four years. Infotopia will now develop additional Direct Response marketing methods for Cactus Jack.

Infotopia is turning these inventors into the core of its competitive advantage in the industry. Management feels it has developed an efficient and responsive corporate structure and developed a team of quality strategic partners to minimize cost, create depth of knowledge and grow the profits of the company.

Direct Marketing encompasses commercials, infomercials, print
media, radio and the World Wide Web.   All of these can lead to
tremendous retail exposure in stores all across the world. Infotopia plans to customize a Direct Response approach for each
product.   In 1998 over 844 million dollars in television
infomercials were aired. These infomercials helped create over 759 billion in consumer direct marketing sales.

Infotopia has completed three new infomercials, the BodyRocker, Cactus Jack's One Shot Catch a Lot Fishing System, and Dean Tornabene's Fat Fighting System. Infotopia is projecting these new products and additional projected launches in the coming year
to help them achieve their goal of  $0.48   per share profit, on
a project 15 million shares outstanding at the end of fiscal 2001, with projected gross sales of $40,858,697.00.

The Company's mission is to produce, market and distribute an expanding line of high-quality, innovative medical, health, and fitness and consumer products. Infotopia seeks out products that deliver superior value, outstanding quality and competitive prices to best satisfy customer demand. The company markets its products to consumers and medical professionals through a variety of marketing channels, including highly effective infomercials, distributor alliances, and Internet e-commerce. The management at Infotopia is committed to increasing corporate revenues and profits and to providing our shareholders with a high growth investment. The company will continue to actively pursue new products and beneficial alliances while continuing its phenomenal growth of revenue and profits.


                         Infotopia Inc.
                                                       Overview
INFOTOPIA Inc. is a Direct to Retail Marketing alternative. Infotopia's vision is to provide a comprehensive marketing plan where reality exceeds expectations.
Infotopia is fast becoming a leader in Electronic Retailing, specializing in Direct Response Television (DRTV). Electronic Retailing is the use of any electronic media to present products to the consumer and provide a means of purchasing. There are four characteristics of electronic retailing:
1. Electronic media includes television, radio and the Internet.
2. The message contains all information that the consumer needs to make a buying decision.
3.   There is a specific offer made to the consumer.
4. There is an appeal to the consumer to make an immediate buying decision.

There are Five Steps in developing an effective Electronic
Retailing campaign.
  1. Product development is the process of selecting and positioning a product for an electronic retailing campaign.
2. Production is the creation of the script or copy and the development of the creative content of the campaign.
3. Media placement is the selection and booking of the actual airtime for broadcasting the campaign.
4. Telemarketing & Fulfillment, also known as the "back end," is the system for receiving calls generated by broadcast campaigns, filling orders, shipping them and processing returns, if necessary.
5. Supplemental distribution is the exploitation of other marketing channels, either while the ER campaign is running or after the campaign has run its course.
The life-blood of Direct to Retail Marketing is new products.
The key to new products is the inventor. Infotopia's structure and philosophy is dedicated to recruiting and supporting inventors.
The extraordinary success of the Backstroker was the result of trial and error and a fast learning curve on the part of INFOTOPIA management. "Wisdom comes from experience; experience comes from making mistakes." Deciding that it is better to learn from the mistakes of others, INFOTOPIA undertook extensive research into the electronic retailing industry. INFOTOPIA analyzed the competition for their strengths and weaknesses.
"Why do some products succeed while others fail?" "Why do some companies succeed while others fail?" INFOTOPIA learned that the companies or products that failed all shared some common traits:
1.   Lack of new products
2.   Inability to attract inventors
3.   Poorly designed products
4.   Insufficient cost containment
INFOTOPIA realized that the current Direct Marketing paradigms needed to be challenged and reinvented with the emphasis placed on the inventor. The inventor is supported by a streamlined organization that is capable of marshalling the skills and resources best suited to a particular inventor and product. Infotopia's streamlined organization provides this new paradigm. Through strategic industry alliances, INFOTOPIA is able to offer a broad range of talent and expertise that would be extremely expensive to offer "in-house."
INFOTOPIA's management has chosen to outsource specialty functions to companies with experience and expertise in various areas of "Direct Response to Retail Marketing." Through outsourcing, INFOTOPIA is able to multiply the company's ability to recruit inventors, attract new products, and successfully launch multiple products. Outsourcing offers the following benefits:
1.   Streamlined Organization - Reduced manpower and overhead
2.   Streamlined Decision-Making Process - Rapid Market Response
3.   Increased Efficiency
4.   Improved Cash-flow
5.   Improved Profitability

The table below provides a listing of some of INFOTOPIA's current outsourcing alliances.

             FUNCTION                      OUTSOURCE COMPANY
Infomercial Production              Frederiksen
                                    Television
                                    Promoseltzer
Media Placement                     Frederiksen TV
Campaign Management                 M2   Marketing  and   Management
                                    Services
                                    Frederiksen Television
Inbound Telemarketing Center        West TV
                                    AfterMarket
Fulfillment Center                  National Distribution
Retail Distribution                  RDI
     Catalog Sales
     Store Front
International Distribution          Frederiksen Television

The above list will change depending upon the product and the specialties needed to best market that product.
INFOTOPIA has established these relationships by instituting more comprehensive sub-contracting agreements and an advisory board that meets periodically to review management and marketing strategies.
                                                   Product Line
Infotopia is a product development company that specializes in the flexible marketing, advertising, and direct response sales of innovative consumer products. Infotopia has developed or obtained the marketing rights to several products in growth industries, including, healthcare, fitness, and recreation. Independent research projects have shown that these industries have tremendous marketing and sales potential. INFOTOPIA is currently direct marketing the Backstroker, which has been highly successful among consumers and healthcare professionals throughout the U.S. and abroad. Additional contracts and agreements have been made with Cactus Jack and Designs by Dean. Based on the particular product and profit potential, INFOTOPIA will outsource portions of a product launch or the entire product to other media production companies.
The Company currently has two products that it is marketing through infomercial marketing, known in the industry as Direct Response Television (DRTV). INFOTOPIA is promoting the highly successful Backstroker Back Massager and the Cactus Jack line of One-Shot Cleaning System. The company is also readying three new products by Dean Tornabene for launch in the second quarter of 2000: the Body Rocker, Fat Fighter System and One Shot Catch A Lot Fishing System. INFOTOPIA is actively pursuing and reviewing additional products that may lend themselves well to this form of marketing. (See Chapter 3 - "Product Sourcing")
                         Proposed Production and Media Schedule
                             Product: Backstroke  Back Massager
1.   Brief Description: Provides a chiropractic massage at home
2.   Launch Date: October 1999
3.   Projected Weekly Media Budget:  $50,000
4.   Selling Price:  $59.90
                Product:  Dean Tornabene's  Fat Fighting System
1.   Brief Description: All Natural weight Loss Supplement
2.   Launch Date: April 2000
3.   Projected Weekly Media Budget:  $75,000
4.   Selling Price:  $34.95
                        Product: Cactus Jack's One Shot Cleaner
1. Brief Description: A One -Shot cleaning system, over 5,000,000 bullets sold on QVC, one of the best selling cleaners ever on OVC.
2.   Launch Date: June 2000
3.   Projected Weekly Media Budget:  $75,000
4.   Selling Price: $29.95

                                          Product:   BodyRocker
1.   Brief Description: Revolutionary Full Body Workout Fitness
  Machine
2.   Launch Date:  May 2000
3.   Projected Weekly Media Budget:   $500,000
4.   Selling Price:  $399.95
                                            Product:  Spud Whiz
1. Brief Description: An appliance, which peels and cleans eight potatoes, carrots, apples, cucumbers etc. at once.
2.   Launch Date: July 2000
3.   Projected Weekly Media Budget:  $175,000 &  ($35,000
shortform)
4.   Selling Price:  $39.95
                   Product:  Cactus Jack's One Shot Catch a Lot
1.   Brief Description: The Lure that thinks it's a tackle box
2.   Launch Date: April 2000
3.   Projected Weekly Media Budget:  $300,000
4.   Selling Price:  $29.95
5.   Product:
                                         Product: 3 in 1 Ladder
1.   Brief Description: A ladder that serves as a utility cart
  and carrying basket.
2.   Launch Date: November  2000
3.   Projected Weekly Media Budget:  $50,000 (Shortform) &
150,000
4.   Selling Price:  $49.95

                                          Competitive Advantage
The management of INFOTOPIA believes that the company has a sustainable competitive advantage in the DRTV industry based on the structure and products of the Infotopia division.
1.   Efficient and responsive corporate structure
2.   Focus on the inventor
3.   High potential quality products
4.   Quality of outsource partners and strategic alliances
                    Backstroker Back Massager
The Backstroker is a body massager and health care device designed by a chiropractic physician. The Backstroker provides valuable muscle stimulation, enhanced circulation, and therapeutic acupressure throughout the neck, back and torso. Users benefit from the specially designed massage elements mounted on a frame that is placed horizontally on the floor. The elements are placed in a specific pattern, vary in size and firmness to provide the correct stimulation and acupressure throughout the entire back. The unit includes an adjustable neck support roller and video instruction tape.
                                       Backstroker Endorsements
The Backstroker is endorsed by the World Federation of Chiropractic.
The Backstroker won a Silver Medal Award at INPEX XIII, America's largest invention trade show, held May 15 - 18, 1997 in Pittsburgh, Pennsylvania. The INPEX XIII trade show featured over 1,500 different products and 30 different countries were represented.
                                           1.1  Market Research
The consumer market for massagers and related products has consistently grown during the last 20 years. Consumers have supported the industry by purchasing electric massage wands, chairs, and manual devices. Furthermore, the overall growth of the health care and physical fitness industry have complimented the sales of massage related devices. Industries that provide products that enhance the body or provide a feeling of well being have grown significantly due to an increase in consumer demand for products that enhance the body and level of physical fitness/appearance.
The growth and improvement of direct response marketing and sales via infomercials, home shopping networks and commercials has had a positive impact on the massager industry. Manufacturers and retailers are utilizing alternative forms of retailing; such as, television shopping and infomercials, merchandising massagers with other home comfort items and promoting the products as a year-round category. Unit sales, estimated at 4.6 million, are predicted to rise 4 - 10% throughout the entire category. While sales of body mats, massage chairs, and other higher ticket massagers are expected to grow 4-5 times faster than the entire category, which is the fastest growth that the category has experienced in years.
Currently in the US, more than 60% of all infomercials feature products from the physical fitness, health care, or body care industries. These products range from exercise devices to diet plans and self-improvement programs. Consumers are increasingly more interested in improving their quality of life by enhancing physical appearance and overall well being. Manufacturers and retailers have responded to this surge in interest and demand by offering more products in these industries at various price points. Traditionally, consumers had fewer choices in health care and body care devices; furthermore, the products were offered at relatively high price points. Prior to the mid 80's, the products were marketed to high income individuals as "specialty" or "exclusive" items only distributed in specific retail stores or catalogs.
According to recent market studies, the Backstroker, retailing at $59.90 (plus $19.95 shipping and handling), is being marketed at an ideal price point for back massage units. Traditionally, consumers have paid as much as $500 for back massage/therapy products that offer similar benefits as the Backstroker. Back massage products that provide therapeutic massage and safe spinal traction are currently being sold at prices of $200 - $500 per unit. These products are usually sold in exclusive retail stores and catalogs.
The following chart demonstrates the value and benefits of the Backstroker as compared to some of the top selling back therapy/massage products sold internationally. Not only does the Backstroker outperform the competition; it beats their prices by hundreds of dollars.

    PRODUCT         PRICE   MASSAGE  EXERCISE  TRACTION  FLEXIBIL
                                                           ITY
    The       Back  $495.    Good    Moderate  Moderate  Minima
    System             00                                  l
    Massage Table   $229.    Good      None      None      None
                       00
    Traction Unit   $179.    None    Minimal     Good    Moderate
                       00
    Incline Board   $169.    None      None      Good      None
                       00
    The             $59.9   Excelle  Excellen    Good    Excellen
    Backstroker         0     nt        t                   t

                Cactus Jack One-Shot Product Line
In September 1999, Infotopia announced the signing of "Cactus Jack" Barringer to an exclusive marketing and distribution agreement for all current and future products. Cactus Jack is truly an `infotainer' whose success on QVC is based on his unique blending of entertainment and salesmanship. One-Shot Cleaner has been available on QVC where it is one of their longest running and most successful cleaning products, with over 5 million units sold. The Cactus Jack patented process of `Tabletizing' products removes the non-essential water and fillers and significantly reduces the cost of packaging and shipping. Cactus Jack continues to utilize this innovative technology to develop and launch new products on a regular basis.
Cactus Jack's success has been well chronicled with pictorials and features in People's Magazine, newspapers and magazines across the United States. The June 10, 1999 edition of Investor's Business Daily states, "to get peoples attention for his sales pitches, Barringer packages himself. He uses his `Cactus Jack' character on his products. He speaks loudly and is dressed in colorful cowboy outfits made by Elvis's tailor to catch viewer's eye and ears."
                                                    CACTUS JACK
Over six years ago, Jack Barringer was at home with his wife, Emy, when an Alka-Seltzer ad came on TV. As tablets dissolved to the accompaniment of the familiar "plop, plop, fizz, fizz" jingle, an idea bubbled up into Jack's mind. "Why can't we make a solid cleaner you drop in water?" he said.
With the help of a chemist, Jack created and began manufacturing CACTUS JACK'S 1-SHOT ALL PURPOSE CLEANER, a bullet-shaped pellet that turns a quart of water into a cleaning solution for everything from floors to mirrors, grease to pet stains. One-Shot followed up with a Car Wash & Wax pellet and a pill-like laundry "vitamin" to replace detergents, bleaches, fabric softeners, etc. Last year, Cactus Jack products grossed over $2 million in sales.
INFOTOPIA has an exclusive representation contract with Cactus Jack's Marketing to coordinate, with the various infomercial marketing companies, a long-range plan to market the entire line of Cactus Jack Products via infomercial, e-commerce and traditional mass market retail.
                            1.2  Cactus Jack's One Shot Cleaner
Cactus Jack's One-Shot Cleaner is different from all other cleaners on the market in that it is uniquely designed as a SOLID, bullet shaped, concentrate, that dissolves in tap water, much like an Alka-Seltzer tablet. The appeal of Cactus Jack's products is that they do not ship the water, and the cost savings are passed on to the consumer. Product is shipped in boxes of 50 bullets. Each bullet makes 32 oz of cleaner.
                                         Comparative Advantages
     Cactus Jack's One-Shot products compare favorably with competitive products on the market. Cactus Jack's multi-purpose cleaning solution is designed to meet the toughest commercial, office and home cleaning jobs. One-Shot simplifies household cleaning by replacing most cleansers now used with a single product. One-Shot is biodegradable, non-toxic, water soluble, nonflammable and meets all OSHA requirements for safe cleaning.1

TYPE OF CLEANER       AVG. SIZE    AVG.       AVG. COST
                       (in OZ.)    COST        PER OZ.
                                    PER
                                  PRODUCT
CACTUS JACK'S            32.0      1.20     3.7
                                            .05
CARPET CLEANER           20.6      4.28         .207
CARPET ODOR REMOVER      24.8      1.77         .071
FABRIC UPHOLSTERY        9.5       3.65         .384
ALUMINUM / STAINLESS     11.0      2.36         .214
BRASS / COPPER           7.3       3.19         .436
CLEANER
OVEN CLEANERS            13.3      3.03         .227
GLASS CLEANERS           29.4      2.39         .81
WOOD CLEANER             13.2      2.85         .215
BATHROOM                 21.3      2.54         .119
MULTI PURPOSE            25.0      2.65         .166
FLOOR CLEANERS           18.8      2.25         .135
LAUNDRY STAINS           22.3      2.49         .111
TOILET BOWL              20.1      1.70         .084
KITCHEN CLEANERS         23.1      2.98         .124
AVERAGE                  18.5      2.74         .148

                         Cactus Jack's One-Shot Laundry Vitamin
     One-Shot Laundry Vitamin uniquely and conveniently combines a cleaner, bleaching agent, fabric softener and water softener into one tablet and is also enjoying great success on QVC. The product is based on the same principles of One-Shot Cleaner. The product is concentrated and tabletized. Cactus Jack's ultra concentrated laundry vitamins are environmentally safe and non-toxic. By using these vitamins, you are replacing up to five products commonly used in the home. They contain vitamins C and E, aloe vera gel, brighteners, and Papaya, which helps, gets out sauces, grass and blood. Laundry Vitamins also contain a color safe bleach and fabric softeners to help reduce static. Water softeners in this product make One-Shot great for all levels of water hardness. It can also be used with detergent.
                         Cactus Jack's One-Shot Car Wash System
     Cactus Jack has taken his easy One-Shot cleaning bullets and created an easy to use kit for cleaning the car. Simply drop one of the wash bullets into the hose, turn on the water, and spray your car. It works with any spray nozzle. After your car is washed, rinse it with the same hose. One bullet will clean a mid-sized car. Every five washes, put a wax bullet in the hose for an instant spray-on wax treatment. The kit includes a One-Shot Clean Screen Washer, instructions, twenty wash bullets and five wax bullets.
              1.3 Cactus Jack's One-Shot Grow-A-Lot Plant Food Cactus Jack's One-Shot Grow-A-Lot plant food bullets feed plants in three different ways. The fertilizer bullets can be used as plant spikes, dissolved in a watering can or spray bottle, or be used directly in the garden hose with a spray nozzle, feeding your plants as you water them. One-Shot Grow-a-Lot can be used as plant food on all flowers, vegetables, trees and houseplants. It works through root feeding or follier feeding. The plant food ratio is 15-30-15 (Nitrogen, Phosphorous and Potash). Each package contains 50 plant food bullets.
                        1.4  Cactus Jack's One-Shot Catch-a-Lot
The World's Largest Sport!!! There are more fishermen in the world today than all football, soccer, basketball, golf, baseball, and other sports combined. Fishing is the only true world sport. Two thirds of the planet is covered with water and tens of thousands of lakes, rivers, and streams are found inland on every continent in the world. Since man first learned to fish, he has endeavored to construct the perfect bait. Thousands of gadgets, decoys and lures have been developed all with low, moderate to excellent success.2

 The Problem
 There is not one but seven (7) reasons a fish will strike a lure, and if the fish is not in that particular mood, he will not strike. This is why you will find the tackle boxes of fishermen full of dozens and dozens of variations of lures. Each with its own efforts to achieve one of the seven (7) action responses necessary to make that big one strike.


 The Solution
  1.   Appearance     look like the fish's accepted diet. (what he
     is used to feeding on);
2.   Action         move though the water at a motion acceptable
to the fish;
3.   Sound          draw attention to itself;
4.   Smell          different aromas to attract different fish;
5.   Taste          provide a variety of tastes for different
times of the day, month, and year;
6.   Color          variations of color to attract fish;
7.   Light          make sure fish can see the lure, a fish can't
catch what it can't see!!!

Note: The BAIT Bullet included in the kit provides the smell and taste for the tackle. The Bullet is inserted into the tackle before adding a colored attachment (shown as #6 in diagram above). A selection of attachable leaders is provided to allow a specific action in the water. Each tackle comes with a wide selection of colors to choose from.

          Each Bullet Provides the Following Materials

            MATERIAL                     FUNCTION
     Minnow                 Dehydrated
     Blood                  Optical and Odor Intensifier
     Blue Cheese            Concentrated blue cheese flavor
     Worms                  Dried fresh
     Toads                  Concentrated dehydrated Toads
     Flour                  Material binding aid
     Mica                   Natural mineral to give off glitter
                            and shimmer optical elusion to
                            attract fish
     Special Effervescing   Give direction of origin to drawing
     base                   fish to lure

                                                   Key Features
1.   Meets all OSHA Requirements
2.   Non-Toxic
3.   Bio Degradable
4.   Non-Flammable
5.   5 Active Ingredients
6.   Authorized by USDA for Use in Federally Inspected Meat and
Poultry Facilities
                                                 Marketing Plan
Dan Hoyng stated, "INFOTOPIA's addition of the existing and future Cactus Jack product line should provide great profit potential for our shareholders while providing a brand image with which to relate our success."
One-Shot Cleaner and Laundry Vitamin will debut in an infomercial beginning in October 1999. National Boston Medical expects monthly revenues to quickly exceed $1 million per month on this product segment alone. In addition, National Boston Medical has planned a series of new infomercials to begin production on new and innovative products by Cactus Jack in the next twenty-four months. Cactus Jack One-Shot Cleaning system is currently airing on QVC with Cactus Jack Barringer presenting the product. The infomercial is slated for airing beginning in October 1999. The One-Shot Fishing Lure infomercial is schedule to begin in the first quarter of 2000. The remaining Cactus Jack products will be marketed as upsells - impulse products offered along with the primary product.

                         Dean Tornabene
                                                     Background
For over fifteen years, Dean Tornabene has pioneered the philosophy of "balance through herbs and nutrition." A former Mr. America, renowned celebrity nutritionist and inventor, Dean has the knowledge and practical experience to be considered an authority on health and nutrition. His national television programs on health and nutrition and his magazine columns are followed by millions of people. As the inventor of the Fat Fighting Systemr, Metasystemr, Bun and Thigh Sculptorr, Ab Rockerr and numerous fitness and lifestyle products, Dean's name appears on his products as a symbol of quality, confidence and authenticity. Major Fortune 500 companies have consulted with Dean, and he has been instrumental in the development of the technology used in their health and fitness products.3
                                   1.5  Tornabene and Infotopia
Infotopia has signed an exclusive sales and marketing agreement with Dean Tornabene and Charles Perez to produce a minimum of 12 new infomercial products for the next four years and the right of first refusal on all new inventions.
Dean Tornabene and Charles Perez are the co-inventors of the Bunn and Thigh Sculptor, the Ab Rocker and several other inventions that have been utilized in Direct Response to Retail Marketing. These inventions have produced over 300 million dollars in sales during the past four years and continue to produce at a very high level.
Dean and Charles have ready for market, a new piece of fitness equipment presently called the ``Body Rocker.'' Dean states, ``I believe that the Body Rocker is the greatest fitness invention since the barbell and will revolutionize personal home fitness equipment.'' Production on an infomercial has already begun by Script to Screen Productions, a leader in the production of quality infomercials, and is scheduled for release in the first quarter of 2000.
Daniel Hoyng, CEO of Infotopia states, ``An opportunity to land inventors of the quality of Dean and Charles is part of the Infotopia strategy to provide an exclusive home to inventors of previously successful infomercial products. The Body Rocker has the potential in an eighteen-month period to match the revenue of all of Dean and Charles previous products combined. The signing of Dean and Charles should clearly indicate to our shareholders and competitors that we are in the Direct Response to Retail segment to stay and intend to become a new industry leader.''

1.6  Upcoming Products by Dean
Body Rocker
     The Body Rocker has enormous marketing potential. The Body Rocker is a "total body" fitness machine that will provide a no-impact workout at all fitness levels. The BODY ROCKER is designed to have mass appeal for beginners through serious fitness enthusiasts. Sales are projected in excess of 1 million units.


 in 1 Ladder
     The 3-in-1 Ladder is a new conceptual ladder that encompasses a 3-step ladder, a hand truck and a cart with a basket all built into one unit. There has been a very high level of interest in building a brand on this product, with additional versions to follow. The 3-in-1 Ladder is scheduled for media testing in February 2000 and a full infomercial launch in June 2000.
Dean Tornabene Fat Fighting System
     Dean Tornabene is a recognized expert in the field of nutrition. The Fat Fighting System is an all-natural dietary supplement that safely and effectively enhances the body's ability to burn off calories and unwanted fat. The product is scheduled for launch in November 1999 with a weekly media budget of approximately $175,000 and a selling price of $49.95. Promoseltzer has been chosen for the production and West TV for the telemarketing.
               Outsourcing and Strategic Alliances
                                         Frederiksen Television
Founded in 1991 by Lee Frederiksen, Ph.D., and President. The company is a leading innovator and pioneer in Electronic Retailing, especially Direct Response Television Marketing
(DRTV). The company has expertise in Product Development, Media Creation and Production, Media Placement, Campaign Management, Distribution.
                           M2 Marketing and Management Services
M2 Marketing and Management Services ties it all together. M2 functions as the Direct Response Television (DRTV) quarterback. M2 coordinates the logistics of inbound telemarketing response, fulfillment house (credit card or check processing), out-bound telemarketing response and media response evaluation.

                Infotopia and the World Wide Web
Infotopia's marketing strategy includes offering consumers and medical professionals access to the Company's product line via an Internet based Electronic Store. With the popularity and rapid acceptance of Internet based marketing and sales, international businesses of all kinds are turning to Internet based electronic commerce to increase business sales volume and profitability.
The World Wide Web offers Infotopia a unique opportunity to advance new products more expeditiously and for a lower start-up cost than previous product launches.
Internet commerce is growing more rapidly than any other segment of the world economy and is expected to account for over $1.2 trillion in sales by the year 2002. According to Nielsen Media Research, the results of the April 1999 Internet Demographic Survey reveals that the number of Internet users in North America has now reached 92 million -- 55 million of whom shop online. Today, nearly half of North American consumers use the Internet. Consumers use it to communicate, to learn, to shop and to buy. This rapid growth is propelling traditional companies to transform themselves by using the Internet and is creating a tidal wave of e-commerce.4 This growth and acceptance of e-commerce compels INFOTOPIA to take advantage of this rapidly growing and accepted technology.
The Infotopia website can be accessed at
http://www.Infotopiainc.com. The website provides two important services. The first is informational, providing consumers and potential investors with an Overview of the Company, Customer Service, Investor Relations, the latest Company News and Press Releases. The second function is marketing and sales. Each of the Company's divisions and product lines are available through
the website.   Consumers and medical professionals are able to
order INFOTOPIA products direct from the Company Store. On-line sales are accomplished utilizing the latest security and encryption technologies to ensure that customer transactions and information are kept secure and confidential.
Infotopia benefits from the ability to personalize and retain a repeat customer base, identify seasonal inventory requirements and identify customer preferences. This individualized customer service approach is consistent with Infotopia's commitment to excellence in customer service.

              Board of Directors and Key Management
 The INFOTOPIA Board of Directors and Key Management are made up of a broad spectrum of professionals with extensive experience in their respective fields of business management, marketing, finance, medicine and law. The Key Management personnel are the
Presidents of the INFOTOPIA business divisions, who also serve as
                           Directors.

Ernie Zavoral, President and Director. Mr. Zavoral brings to National Boston over 20 years of marketing and managerial experience. After attending Grove City College, Mr. Zavoral spent 15 years as a marketer and project manager for companies providing environmental solutions. His highly developed communication, presentation and management skills led him to enter the product development field, where he was responsible for bringing new and innovative products from the drawing-board to retail success. Mr. Zavoral is credited for developing "Why-Tie Shoelaces" and positioning that product to be a national success, with Wal-Mart as a primary customer. As General Manager of Infotopia, Mr. Zavoral is responsible for developing and marketing health related products, such as INFOTOPIA's highly acclaimed Backstroker, through television infomercials.
Daniel Hoyng, Chairman of the Board and Chief Executive Officer. Mr. Hoyng is an accomplished sales executive. His expertise in the medical services was gained from his successful leadership as a corporate executive for an international healthcare services firm specializing in long-term care. Mr. Hoyng has a management and sales professional background with more than a decade of management experience. He most recently served as the vice-president of marketing and sales for Companion Radio, where he instituted the development of a sales force and launch of the product to the long-term care industry. Previously, Mr. Hoyng excelled as a Division Director for Healthcare Services Group, Inc., a company specializing in housekeeping and laundry services to the long-term care industry. Prior to his work with Healthcare, Mr. Hoyng served as a Sales Manager and then General Manager for ARA/Cory Refreshment Services. He was awarded his Bachelors in Communications Degree from Saint Joseph's College and has completed Masters level work on a Master's of Religion from the Athenaeum of Ohio
Marek Lozowicki, Secretary and Treasurer. Mr. Lozowicki is responsible for implementing and maintaining information and communication systems (voice and data) database management and electronic commerce. Prior to this, between July 1997 and October 1997, he worked for Medical Marketing Group as a Systems Manager. His responsibilities included installing, configuring and maintaining the company computer network and other information systems (voice and data). Between March 1996 and October 1997, Portraits International, Inc. employed Mr. Lozowicki as their Northeast Region Manager. There he oversaw all aspects of the photography contract assignments and associated obligations including retail and school sectors. He was involved in the implementation of new digital previewing systems in the premium glamour sector utilized by chain stores such as Bloomingdales. Other responsibilities included ongoing hiring, training and overseeing the department staff of over fifteen employees, equipment and material inventory control, quality assurance and the customer satisfaction assurance program. During his last months of employment, he also worked for Medical Marketing Group. Prior to Portraits International, Inc., between August 1992 and March 1996, he worked for APP, Inc. as a photography manager for the Northeast region. His responsibilities were similar to those at Portraits International, Inc.
Clinton Smith, Esquire, Director. Mr. Smith received his degree from Morehouse College of Atlanta, GA where he studied History and Business. He received his Juris Doctorate from Tulane University School of Law, New Orleans, LA where he was Merit Scholar, the 1987 Merit Award Recipient for the Law League of LA and was received the Maurice Hirsch Award. Mr. Smith is a member of the Louisiana Bar and is co-owner and General Partner of Roby & Smith, a full service law firm with a concentration in litigation. Mr. Smith is also a partner in the law firm of Bryan & Jupiter whose practice focuses on education/school law, commercial law, workers' compensation and tort defense.
Item 2.   Description of Properties.

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


Item 4.   Submission of Matters to a Vote of Security Holders

     During the year ended February 29, 2000, no matter was submitted to a vote of security holders.

                            PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.

Market Information

     Although the Company received its approval for listing on the NASD Over-the-Counter Bulletin Board under the symbol "DRAV"
???, the Company has not yet commenced a trading so there is established trading market for the Company's securities.

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

Recent Sales of Unregistered Securities

     There have been no sales of unregistered securities since those previously reported on in the Company's Registration
Statement on Form 10-SB filed on December 10, 1999 and amended on April 8 and April 29, 1999.

Item 6.    Management's Discussion and Analysis of Financial
          Condition and  Results of Operations

     The following discussion provides information which management believes is relevant to an assessment and understanding of the Company's plan of operation. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Results of Operations

     The Company, which incorporated in the State of Nevada on April 28, 1998, primarily as a nutritional supplement development and marketing corporation, has not yet commenced substantive
operations.   Since inception, the Company raised approximately
$133,000 through an offering of its common stock made pursuant to the exemption from the registration requirements as provided for under Section 3(b), Regulation D, Rule 504. It also issued 10,000,000 shares to its founders, Mark Delott and Elliot Abravanel, M.D., pursuant to a technology transfer agreement which granted the Company 100% of the rights to existing formulas developed by Dr. Elliot Abravanel M.D., and non-exclusive use of formulas to be developed in the future. The Company's business purpose is that of marketing certain products developed by Dr. Abravanel specifically for the reduction or elimination of cravings for sugar, starch and greasy food, as well as supplements for general well being.
     The Company has expended the majority of the funds raised in its offering on purchase of the formulas, offering costs and general administrative expenses since inception. The Company currently has approximately $ 2,838 in cash to satisfy is cash requirements over the next 12 months, and $11,745 worth of inventory of its products, which will likely be insufficient for it to fund even its minimal operating requirements at its existing level for the next twelve months.

     In early 1999 the Company narrowed its initial product focus to three products:

     Dr. Abravanel's Special Formula for Weight Loss
                                                  Dr. Abravanel's
                                                  Special Formula
                                                  for Vibrant
                                                  Health
     Dr. Abravanel's Special Formula for Meal Replacement

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

     During the Company's fourth quarter, Management began working on redeveloping its product ingredients for Replen 100. In connection therewith, the Company began looking for additional funding although there we re no plans for research and development of any other products at that time. . The Company does not have any lease payments or salaries to pay at this time; nor does it have any plans for any substantive expenditures on property or equipment or hiring paid personnel.

Comparison Fiscal Year 2000 - Fiscal Year 1999
     The Company currently has $15,108 in assets which are comprised of approximately $2,800 in cash, and approximately $11,700 in samples and supplies.. The Company has no liabilities General administrative expenses during the fiscal year ended February of 2000 were $8,307 as opposed to over $26,000 in the fiscal year ended February of 1999. The reduction in this fiscal year was due mostly to a significant payment ($19,000) made under the Technology Transfer Agreement during the first quarter of 1999 with no similar expenditures in the current fiscal year. The Company has spent approximately $1,045 during this fiscal year on samples of its Replen 100 with no comparable expense in 1999.

Plan of Operation

      The cash available to the Company will not be sufficient to cover general administrative expenses for 12 months although the Company has sufficient inventory if it decides to continue to provide free samples and solicit product interest as well as anecdotal evidence to determine Replen 100's effectiveness and market acceptance. The Company will require additional working capital in the future and intends to raise capital by various means such as additional equity offerings, debt offering or through licensing arrangements. Such capital may be raised through private placements of its common equity, debt financing, bank loans, or through licensing or joint ventures with other companies. There are no current commitments for financing, and there is no assurance that such financing will be available when needed, or that if the Company succeeds in raising additional funds, that the same will be sufficient for its business purposes. The Company currently has no commitments for further financing and there is no assurance that sufficient financing may be available. In the event the Company is unable to raise additional capital, it will prioritize its current capital for the following uses: (1) overall corporate obligations to vendors and creditors; (2) inventory purchases; (3) marketing costs; and
(4) fulfillment of sales costs.

     During this year's fourth quarter, Management investigated the availability of capital from a variety of sources including investment bankers and private investors, as well as potential joint venture partners. Subsequent to its year ended February 29, 2000, the Company entered into an agreement with Dipavali Capital Corporation to provide services related to raising capital and corporate growth and expansion. The agreement was
entered into on a best efforts basis.   On April 18, the Company
was notified by Dipavali that it had focused its capital raising efforts on venture groups but was unsuccessful at that date on
locating any funding sources.   The Company realizes it may be
forced to redefine its business goals in order to maximize shareholder value in the event further capital cannot be easily obtained.

Year 2000
     The Company recently addressed a universal situation commonly referred to as the "Year 2000 Problem." or the "Y2K Problem" The Year 2000 Problem relates to the inability of certain computer software programs to properly recognize and process date-sensitive information relative to the year 2000 and beyond. The Company's internal computer operating system utilizes Microsoft's Windows 98 which is Y2K compliant. In addition, all current software used by the Company is Y2K compliant. As such, the Company did not incur any material expenses to become Y2K compliant nor did it experience any Y2K problems. As the Company adds software to its system, it will first check with the manufacturer of that software to ensure that the software being
added is also Y2K compliant.   The Company will not add any
software to its operating system without first making sure from the manufacturer that is it Y2K compliant.

      Because, as is the case with almost all companies, the Company's year 2000 compliance is in part is dependent upon certain of its suppliers and vendors being Y2K compliant. To date, the Company has experienced no problems with its vendors regarding Y2K problems.

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

     Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward- looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Item 7.   Financial Statements

      The following financial statements are included herewith.


Board of Directors and Stockholders
Dr. Abravanel's Formulas, Inc.
(A Development Stage Company)
Los Angeles, CA
                  INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheet of Dr. Abravanel's Formulas, Inc. ( A Development Stage Company) as of February 29, 2000, and the related statements of operations, shareholder's equity and cash flows for the year ended February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit. The financial statements of Dr. Abravanel's Formulas, Inc. from inception on April 28, 1998 to February 28, 1999, were audited by other auditors whose report dated March 5, 1999, expressed an unqualified opinion.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the financial statements provides a reasonable basis for our opinion. In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Dr. Abravanel's Formulas, Inc. as of February 29, 2000, and the results of its operations, shareholder's equity and cash flows for the year ended February 29, 2000, in conformity with generally accepted accounting principles.

/s/ Randy Simpson CPA PC

Randy Simpson, CPA, P.C.
A Professional Corporation

April 20, 2000
Sandy, Utah
                 Dr. Abravanel's Formulas, Inc.
                  (A Development Stage Company)
                          BALANCE SHEET

                             ASSETS

                                               February 29,
                                              200
                                               0
Current Assets
 Cash                                             $ 2,838
 Officer receivable                                   525
 Samples and supplies                              11,745
                         Total current assets      15,108

Other Assets
 Deferred taxes receivable                          9,810
 Valuation allowance - Deferred taxes             (9,810)
                           Total other assets           -

                                 Total Assets    $ 15,108

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued liabilities      $ -
                    Total current liabilities           -

Shareholders' equity (note 3)
 Common Stock, $.001 Par Value
 authorized 40,000,000 share; 12,841,353
 shares issued and outstanding                     12,841
 Paid in Capital                                   38,333
 Accumulated deficit                             (36,066)
                                 Total Equity      15,108
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 15,108

         See accompanying notes to financial statements.
                 Dr. Abravanel's Formulas, Inc.
                  (A Development Stage Company)
                     STATEMENT OF OPERATIONS
              For the Year Ended February 29, 2000
 and the Period from Inception (April 28, 1998) to February 29,
                              2000

                                           Period from       Period from
                                            Inception         Inception
                           Year Ended    (April 28, 1998)   (April 28,
                                                to           1998) to
                          February 29,     February 28,     February 29,
                              2000             1999             2000
Sales                              $ -                                 $ -
Cost of sales                        -                                   -

Gross profit                         -                                   -

Costs and Expenses:
 General administrative          8,307             26,714           22,231
 Sample costs/product            1,045                  -           13,835
         Total Expenses          9,352             26,714           36,066

               Net Loss        (9,352)                            (36,066)

Income Tax Provision:
   Deferred tax benefit        (4,200)            (5,610)                -
   Income tax benefit -          9,810                  -                -
   reversal - allowance
       Total income tax          5,610            (5,610)                -
      expense (benefit)

               Net Loss     $ (14,962)         $ (21,104)       $ (36,066)

Net loss before income
taxes per share
 (note 1 )                    $ (0.01)           $ (0.01)
Net loss per share            $ (0.01)           $ (0.01)
(note 1)

Weighted average common
shares
  (in thousands)                12,841             10,374
(note1)

         See accompanying notes to financial statements.
                 Dr. Abravanel's Formulas, Inc.
                  (A Development Stage Company)
                STATEMENT OF SHAREHOLDER'S EQUITY
              For the Year Ended February 29, 2000
 and the Period from Inception (April 28, 1998) to February 29,
                              2000

                                    Twelve Month          Period from
                                                          Inception
                                    Period Ended      (April 28, 1998)
                                                            to
                                  February 29,2000     February 29, 2000
               Beginning Balance           62,107                     -
Issuance of common stock:
 10,000,000 shares on 4/28/98
(issued as
 partial consideration for
product
 formulas; valued at stock par                                   10,000
value)
 25,000 shares on 6/15/98                                           250
 53,500 shares on 6/15/98                                         8,025
 100,000 shares on 7/10/98                                       15,000
 10,000 shares on 7/16/98                                           100
 40,000 shares on 7/16/98                                         6,000
 135,000 shares on 7/23/98                                        1,350
 233,461 shares on 7/23/98                                       35,019
 27,500 shares on 7/30/98                                           275
 33,500 shares on 7/30/98                                         5,025
 25,000 shares on 8/18/98                                           250
 81,667 shares on 8/18 98                                        12,250
 750,000 shares on 8/20/98                                          750
 60,600 shares on 8/21/98                                         9,090
 100,000 shares on 8/21/98                                        1,000
 137,500 shares on 8/25/98                                        1,375
 173,000 shares on 8/25/98                                       25,950
 750,000 shares on 8/26/98                                          750
 40,000 shares on 8/31/98                                           400
 10,000 shares on 9/4/98                                          1,500
 55,625 shares on 9/18/98                                        10,500
Special distribution                     (19,475)              (60,000)
Common stock offering costs              (12,562)              (33,685)
                        Net loss         (14,962)              (36,066)
    Balance at February 29, 2000           15,108                15,108

See accompanying notes to financial statements.
                 Dr. Abravanel's Formulas, Inc.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS
                  Year Ended February 29, 2000
 And the Period from Inception (April 28, 1998) to February 29,
                              2000

                                     Year Ended    Period from    Period from
                                   February 29,    Inception      Inception
                                       2000       (April 28,      (April 28,
                                                   1998) to        1998) to
                                                 February 29,    February 29,
                                                     2000            2000
Cash Flows used in Operating
Activities:
 Net loss                            $ (14,962)      $ (21,140)     $ (36,066)
Adjustments to reconcile net
loss to net cash used in
operating
 activities :
 Valuation allowance to                   5,610         (5,610)              -
eliminate deferred tax asset
      Net cash used by operating        (9,352)        (26,750)       (36,066)
                      activities

Changes in Assets and
Liabilities:
 Advance to officer                       (525)                          (525)
 Increase (decrease) in prepaid           1,045        (12,790)       (11,745)
supplies
     Net cash used by operations        (8,832)        (12,790)       (48,336)

Cash Flows from Financing
Activities:
 Issuance of common stock                     -         134,859        134,859
 Common stock offering costs           (12,562)        (21,123)       (33,685)
 Return of capital to founders         (19,475)        (30,525)       (50,000)
  Net cash (used) from financing       (32,037)          83,211         51,174
                      activities

 Net (decrease) increase in cash       (40,869)          83,211          2,838

    Cash, at Beginning of Period         43,707               -              -

          Cash, at End of Period        $ 2,838        $ 43,707        $ 2,838

Supplemental Cash Flow
Disclosures:
 Interest paid                              $ -             $ -            $ -
 Income taxes paid                          $ -             $ -            $ -

Non Cash Transactions:
 On April 28, 1998, 10,000,000
shares of common stock
 were issued to founders for                                         $ 10,000
formulas contributed to the
Company.

         See accompanying notes to financial statements.

                 Dr. Abravanel?s Formulas, Inc.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS



Note 1 - Nature of business and summary of significant accounting policies

Nature of business - Dr. Abravanel?s Formulas, Inc. was incorporated on April 28, 1998, in the state of Nevada. The Company was formed as a nutritional supplement development and marketing corporation. The Company has developed products specifically for the reduction or elimination of cravings in people.

As a development stage company, management's efforts have been in product development and marketing strategies.

Basis of presentation - The financial statements have been prepared in conformity with generally accepted accounting principals.

Inventories - Inventories, which at February 29,2000, consisted primarily of production supplies, are stated at the lower of cost or market determined on the first-in, first-out (FIFO) basis.

Intangibles - Start-up costs, research and development costs and formula costs are charged to the expense in the period incurred.

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

Note 2 - Contract payable

Effective on April 28, 1998, the Company agreed to give
10,000,000 shares of common stock, with a par value of $10,000, and $50,000 in cash. The stock was issued on April 28, 1998, and the cash was paid in installments of $30,525 in 1998 and $19,475 in March 1999.

Note 3 - Shareholders equity

Voting rights and powers - Common stock shall be entitled to cast thereon one (1) vote in person or by proxy for each share of the common stock standing in his name.

Dividends and distributions -

   a) Cash dividends - subject to the rights of holders of preferred stock, holders of common stock shall be entitled to receive such cash dividends as may be declared thereon by the board of directors from time to time out of assets or funds of the Corporation legally available thereof;

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

Note 4 - Income Taxes

As of February 29, 2000, the company has available net operating loss carryforwards of approximately $39,000. These carryforwards will expire in the years 2014 and 2015. As of February 29, 2000, the Company recognized a deferred tax asset amounting to $8,260 from its loss carryovers.

Note 5 - Contingencies

The Company is dependent on Dr. Elliot Abravanel for the development and marketing of the Company's product line.

Note 6 - Private placement memorandum and filings with the SEC

As of February 29, 2000, 1,341,353 shares of common stock have been issued through the Company's private placement offerings. The Company has applied for and received the CUSIP number for the or the Company's publicly traded shares. The Company, through its sponsoring market maker Equitrade Securities, Inc., filed Form 211 on July 21, 1999, for listing its shares on the OTC Electronic Bulletin Board. The Company has received two sets of comments from OTC Bulletin Board examiners and responded to them. The Company filed with SEC on December 10, 1998, and this filing became effective February 8, 1999. The SEC has notified the Company that all questions and comments have been cleared.

Note 7 - Equity Funding

The Company anticipates the need for additional capital to launch its product line. Management may elect to sell additional equity, debt or enter into partnerships to fund its financial needs. Currently, the Company has developed its first product, ?Replen 100 for Vibrant Health", and has a limited inventory of this product.

Item  8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

          The Company's former accountant, Balmer and Nelson resigned on April 14, 2000; the Company engaged a new accountant on that same date: Randy R. Simpson, C.P.A. P.C.. The change in accountants was reported in a Report on 8K which was filed with the Securities and Exchange Commission on April 19, 2000. There were no disagreements with the Company's former accountants which would require further disclosure under this Item. 8
                            PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons;   Compliance with Section 16(a) of the
          Exchange Act.

Directors and Executive Officers

     Set forth below is certain information concerning each of the directors and executive officers of the Company as of the date hereof:

Name                           Age  Position Held & Since

Elliot Abravanel MD           57    Chairman of the Board of
                              Directors,
                                   President, Chief
                              Executive Officer.
                                   Since Inception

Mark Delott                   49   Secretary/Treasurer, Vice-
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

     The following is biographical information on each of the Company's officer's and directors:

     Elliot Abravanel, M.D., (age 57) has served as the Company's Chairman of the Board of Directors, President, and Chief Executive Officer since it inception. For over the last 10 years, Dr. Abravanel has served in the following capacities: (1) From April 1998 to the present, he has been the founder and president of Dr. Abravanel's Formulas, Inc., a vitamin and nutritional company which creates formulas for the promotion of health; (2) From 1985 to the present, he has been the co-founder of Body Type Services, Inc., a mail order business for disseminating the philosophy of body types for weigh control; (3) From 1983 to the present, Founder and president of Skinny Schools Medical Centers, Inc., a nutrition oriented chain of weight control clinics; and (4) from 1992 to the present, co-founder and director of AmerAsia Trading Company, which is a trading company created to take advantage of the worldwide opportunities of trading between the United States and China.
     Mark Delott (age 49) has served as a director, vice president, secretary and treasurer of the Company since its inception. From 1991 to the present, Mr. Delott has served as a private consultant raising venture capital for several companies. Mr. Delott served as vice president of Golden Sky Ventures from 1994 to 1996 and as vice president of finance and a director of Infinicom International, Inc. from 1992 to 1994. Mr. Delott was also chairman of Arklow Associates, Inc., n/k/a Ultimate Cigar Company from 1996 to 1997.

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

Item 10.  Executive Compensation.

     The following table sets forth certain information as to the Company's Chief Executive Officer and each of the Company's officers and directors who have received compensation for the 11 months ended February 28, 1999 and its year ended February 29, 2000. As of the date hereof neither of the Company's executive officers have received any compensation.


                           Annual Compensation
Long Term Compensation
                          -----------------------------    ------
-------------------------

Awards          Payouts
                                                           ---------
----------   ---------

Securities            All
                                                          Re-
Underlying            Othernsa-
Name and                                                  stricted
Options &     LTIP    Compensa-
Position            Year  Salary     Bonus   Other        Awards
SAR's         Payouts tion
--------------------------------------------------------------------
---------------------------------
[S]                 [C]   [C]        [C]      [C]         [C]
[C]           [C]     [C]
Elliot Abravanel    2000   -0-       -0-       -0-        -0-
-0-           -0-     -0-
                    1999   -0-       -0-       **         -0-
-0-           -0-     -0-
                    1998   -0-       -0-       -0-        -0-
-0-           -0-     -0-

Mark Delott         2000   -0-       -0-       -0-        -0-
-0-           -0-     -0-
                    1999   -0-       -0-       **         -0-
-0-           -0-     -0-
                    1998   -0-       -0-       -0-        -0-
-0-           -0-     -0-

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

Compensation of Directors

     No cash fees or other consideration was paid to directors of the Company for service on the Board during the year ended
February 28, 2000 or through the date of this Report.

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

     To the best knowledge and belief of the Company there were no other transactions effected by the foregoing individuals which would have required the filing of a Form 4 of Form 5 with the Securities and Exchange Commission during the Company's fiscal year ended February 29, 2000.
Indemnification for Securities Act Liabilities

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

Security Ownership of Officers and Directors
Title                                   Nature of     Percent(1)
of           Principal Shareholders     Beneficial    of Class as
Class        Name, Address & Position   Ownership     Current
Date
-----------  -------------------------  ------------  -----------
--



Common      Elliot Abravanel            5,750,000(1)   44.78%
            124 South Hudson Avenue
            Los Angles, CA 90004

Common      Mark Delott                 5,750,000(1)   44.78%
            1946 Mansion Drive
            Fairfield, IA 52556
---------------------------------------
All officers and
directors as a
group (2 persons)                       11,500,000     89.56%
-----------------------------------------------------------------
--------------

(1)  All the shares are owned directly by Mr. Abravanel and Mr.
Delott and
     they are the Company's sole officers and directors.


                                24




SECURITY OWNERSHIP OF OWNERS OF 5% OR MORE OF THE COMPANY'S
OUTSTANDING SHARES
-----------------------------------------------------------------
------------
                                        Amount and
Title                                   Nature of     Percent
of           Principal Shareholders     Beneficial    of Class as
Class        Name, Address & Position   Ownership     Current
Date
-----------  -------------------------  ------------  -----------
--


Common      Elliot Abravanel(1)          5,750,000       44.78%
            124 South Hudson Avenue
            Los Angles, CA 90004

Common      Mark Delott(1)               5,750,000       44.78%
            1946 Mansion Drive
            Fairfield, IA 52556
-----------------------------------------------------------------
-----------------
(1) Also an officer and director



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

Item 13.  Exhibits and Reports on Form 8-k.

     (a)   Exhibits

       The following exhibits are filed as part of this Form
10-KSB for the Company's year ended February 28, 2000

(i)
Exhibit      Exhibit                                      Where
Incorporated
No.          Description(1)                               In this
Report
----         -----------                                  -------
------------
             Registration Statement on Form 10-SB filed   Parts I
and II
             December 10, 1998 and amended on April 8
             and April 29, 1999(2)

(ii)
Exhibit      Exhibit
No.          Description
-------      -------------------------

3.1.1(3)     Articles of Incorporation(3)

3.2.1(3)     Bylaws and Amendments thereto(3)

10(i)(3)     Technology Transfer Agreement and Agreement for
Future Formulas
             dated April 28, 1998.(3)

10(ii)(4)    Dr. Abravanel's Formula's Inc. Rule 701 Compensatory
Benefit
             Plan, dated April 28, 1998 (4)

27           Financial Data Schedule


(1) Summaries of all exhibits contained within this Report are modified in their entirety by
(2)  reference to these Exhibits

(2) These documents and related exhibits have been previously filed with the Securities and Exchange Commission.
(3)        Previously filed as part of the Company's initial
Registration Statements on 10-SB
             Registration,  filed on July 14, 1998.

(4)       Previously file as part of the Company's amended
Registration Statement on Form 10-SB,
            filed on April 8, 1999.

(5)        Filed herewith.

(6)       Filed as an Exhibit to Form 8-K dated April 14, 2000
and filed with the SEC on April 19,2000

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter ended February 28, 1999. The Company filed a report on 8-K subsequent to the quarter ended on April 19, 2000 regarding the resignation of Balmer and Nelson as its independent accountant, and the engagement of Randy R. Simpson, C.P.A., P.C. as its new independent accountant.
     On May 12, 2000, the Company filed a Form 8-K regarding the merger with Infotopia, Inc.

                           SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DR. ABRAVANEL'S FORMULAS, INC.
                               (Registrant)

                                   By: /s/ Elliot Abravanel
                                   Elliot Abravanel, M.D.
                              President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                Title

/s/ Elliot Abravanel                              President,
                                                  Chief Executive
--------------------------------    Officer and Director
(Principal
  Elliot Abravanel        Executive Officer)
                                   Chairman of the Board of
Directors


/s/ Mark Delott                                   Director
---------------------------------  Secretary/Treasurer
    Mark Delott          Vice-President

_______________________________
1 http://www.w1-shot.com/cost.html
2 http://www.1-shotproducts.com/catch_alot_lure.html
3 http://www.fatfighting.com/aboutdean.htm
4 Neilson Research Group April 1999 E-Commerce Survey