Form 10QSB
period 2000-05-31
INFOTOPIA INC
filed 2000-07-24
CIK 1066759

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2000 Commission File No.
000-25157
2

                         INFOTOPIA, INC.
     (Exact name of registrant as specified in its charter)







Nevada                                            95-4685068
(State of organization) (I.R.S. Employer Identification No.)

43 Taunton Green, Suite 5, P.O. Box 391, Taunton, MA 02780
(Address of principal executive offices)

Registrant's telephone number, including area code (508) 884-8173

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

As of July 14, 2000, there were 34,385,402 shares of common stock outstanding.



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Unaudited financial statements as of May 31, 2000, and for the three-month period then ended.
INFOTOPIA, INC.
BALANCE SHEETS
UNAUDITED

                                          For the        For the
                                          Period      Period Ended
                                          Ended
                                          May 31,      February 29,
                                           2000           2000
                                        -----------   -------------
                                          -----           ----
Cash and cash equivalents            $      4,556  $         4,579
Accounts receivable, net of
allowance for
  doubtful accounts of $27,000 and        142,153           82,585
$15,000
Inventory                                 482,559          195,531
Prepaid expenses and other current      1,527,633          724,231
assets
                                       ----------    -------------
                                             ----
Total current assets                    2,156,901        1,006,926


  accumulated depreciation and
amortization of
  $199,490 and $182,154                   340,094          204,430



  amortization of $50,141 and             688,933          690,235
$21,668


Licenses and other intangibles, less
accumulated
  amortization of $477,678 and          1,246,595        1,320,453
$403,820
Investment                                375,000          375,000
                                       ----------    -------------
                                              ---
   TOTAL ASSETS                      $  4,807,523  $     3,597,044
                                         ========         ========

INFOTOPIA, INC.
BALANCE SHEETS

UNAUDITED

                                                                 For the Period     For the Period
                                                                    Ended              Ended
LIABILITIES AND STOCKHOLDERS' EQUITY                              May 31, 2000       February 29,
                                                                                        2000
CURRENT LIABILITIES                                             ---------------    ----------------
                                                                                         -
Due to related party                                         $                -  $       9,249,296
Accounts payable and accrued expenses                                 2,755,605          2,125,310
Current maturities of long-term debt                                    218,000            216,918
Current maturities of notes payable to stockholders and                 120,627            120,627
affiliates
Deferred revenue, current portion                                        81,301            631,301
                                                                 --------------    ---------------
Total current liabilities                                             3,175,533         12,343,452



LONG-TERM LIABILITIES
Long-term debt, less current portion                                    734,536            867,672
                                                                  -------------    ---------------
TOTAL LIABILITIES                                                     3,910,069         13,211,124


STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 40,000,000
  shares authorized; 20,260,902 shares issued and                        20,260                  -
outstanding
Additional paid-in capital                                           11,616,859                  -
Accumulated deficit                                                (10,739,665)        (9,614,080)
                                                               ----------------    ---------------
                                                                             -
Total stockholders' equity                                              897,454        (9,614,080)
                                                                  -------------    ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $        4,807,523  $       3,597,044
                                                                       ========           ========

INFOTOPIA, INC.
STATEMENT OF OPERATION
UNAUDITED

                                       For the Period     For the Period
                                          Ended               Ended
                                        May 31, 2000       May 31, 1999
REVENUE                               ---------------    ----------------
Sales, net of returns and
allowances
   of $64,986 and $103,200         $          871,268  $        1,187,684

COST OF SALES                                 372,952             369,347
                                         ------------       -------------
GROSS PROFIT                                  498,316             818,337
                                         ------------       -------------


OPERATING EXPENSES
General and administrative                  1,335,994           1,103,362
Selling and marketing                         341,861           1,383,399
Depreciation and amortization                 156,905              78,576
                                       --------------       -------------
    Total operating expenses                1,834,760           2,565,337
                                      ---------------     ---------------

LOSS FROM OPERATIONS                      (1,336,444)         (1,747,000)

OTHER INCOME (EXPENSE)
Interest expense                              198,188              45,903
                                     ----------------     ---------------

LOSS FROM OPERATIONS BEFORE INCOME        (1,534,633)         (1,792,903)
TAXES

INCOME TAXES                                        -                   -
                                      ---------------     ---------------
NET LOSS                           $      (1,534,633)  $      (1,792,903)
                                            =========           =========

Basic and diluted loss per share               (0.10)              (0.14)

Weighted average shares                    14,675,627          12,841,353
outstanding

INFOTOPIA, INC.
STATEMENT OF CASH FLOWS
For the Quarter Ended May 31, 2000
UNAUDITED

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                       $ (1,534,633)
   Adjustments to reconcile net (loss) to net
cash
     provided by (used in) operating activities
        Depreciation and amortization                 156,905
Changes in assets and liabilities
Accounts receivable - trade                          (71,568)
Inventory                                           (287,028)
Prepaid expenses                                      680,302
Other changes                                         409,048
Accounts payable and accrued expenses                 630,295
Customer deposits                                   (550,000)
                                                   -----------
                                                          --
Net cash provided by operating activities           (566,679)
                                                   -----------
                                                          --

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                  (153,000)
Capitalized production cost                          (27,171)
Licenses and other intangibles                              0
                                                   -----------
                                                           -
Net cash used in investing activities               (180,171)
                                                   -----------
                                                          --

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt                         51,689
Payments on debt                                      (9,863)
Proceeds from stock subscriptions                     705,000
                                                   -----------
Net cash provided (used in) financing activities      746,827
                                                   -----------
NET INCREASE (DECREASE) IN CASH AND CASH                 (24)
EQUIVALENTS

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR           4,579
                                                   -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD        $      4,556
                                                       ======

SUPPLEMENTAL INFORMATION:
Interest paid                                    $      6,910
Income taxes paid                                $          0


                         Infotopia, Inc.
                  Notes to Financial Statements
          For the Three Month Period Ended May 31, 2000
                           (Unaudited)




NOTE 1 - Summary of significant accounting policies

  a)   Organization and Basis for Presentation
       INFOTOPIA, INC. (Formerly Flex Marketing, Inc. (OH)) (the "Company" or "Infotopia") was incorporated under the laws of Ohio in September 11, 1997. The company was acquired by National Boston Medical, Inc. (NV) in a share exchange agreement executed on November 21, 1998. The Company was spun-off in a share exchange agreement between National Boston Medical, Inc. and Dr. Abravanel's Formulas, Inc.
       (DABV) in which 100% of the outstanding stock of Infotopia, Inc. would be exchanged for common stock of DABV. As a result of the plan of the exchange, Dr. Abravanel's Formulas, Inc. changed its name to Infotopia, Inc. (IFTP).

  b)   Business Operations
       The   Company  engages  in  the  development,   marketing,
       advertising and selling of innovative wellness products through direct marketing and response efforts.

  c)   Use of Estimates
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual amounts could differ from those estimates.

  d)   Revenue Recognition
       Infotopia recognizes product revenues upon shipment to the customer. Products are often back-ordered and are not shipped immediately. The Company recognizes these cash receipts as customer deposits for sales that have yet to be completed.

  e)   Cash and Cash Equivalents
       The   Company  considers  all  highly  liquid  investments
       purchased with original maturities of three months or less to be cash equivalents.

  f)   Concentration of Credit Risk
       The  Company  places its cash in what it  believes  to  be
       credit-worthy   financial  institutions.   However,   cash
       balances exceeded FDIC insured levels at various times during the period.

  g)   Accounts Receivable
       For financial reporting purposes, the Company utilizes the allowance method of accounting for doubtful accounts. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. The allowance is based on an experience factor and review of current accounts receivable. Uncollectible accounts are written off against the allowance accounts when deemed uncollectible.

  h)   Inventory
       Inventories consisted primarily of component parts and finished goods, which are valued at the lower of cost or market on the first-in, first-out (FIFO) basis.

  i)   Property and Equipment
       Property  and  equipment is stated at cost.   Depreciation
       is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives of five to seven years.

       Maintenance and repairs are charged to expense as incurred; additions and betterments are capitalized. Upon retirement or sale, the cost and related accumulated depreciation of the disposed assets are removed and any resulting gain or loss is credited or charged to operations.

  j)   Capitalized Production Costs
       SFAS   No.  53  "Financial  Reporting  by  Producers   and
       Distributors    of   Motion   Picture   Films"    requires
       capitalization of production costs and is to be amortized over the useful life of the program.

  k)   Intangibles
       Intangibles consist of goodwill, formula and license costs. Goodwill represent costs in excess of net assets acquired in connection with businesses acquired. Goodwill is being amortized to operations over 15 years. License acquisition costs are being amortized over their expected useful lives or 3 years.

       Should events or circumstances occur subsequent to the acquisition of a business which brings into question the realizable value or impairment of the related goodwill, the Company will evaluate the remaining useful life and balance of goodwill and make adjustments, if required. The Company's principal consideration in determining an impairment includes the strategic benefit to the Company of the particular assets as measured by undiscounted current and expected future operating income of that specified groups of assets and expected undiscounted future cash flows. Should an impairment be identified, a loss would be reported to the extent that the carrying value of the related goodwill exceeds the fair value of that goodwill as determined by valuation techniques available in the circumstances.

  l)   Income Taxes
       Income  taxes  are  provided for based  on  the  liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis.

  m)   Offering  Costs
       Offering  costs  consist primarily of  professional  fees.
       These costs are charged against the proceeds of the sale of common stock in the periods in which they occur.

  n)   Fair Value of Financial Instruments
       The carrying values of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value due to the relatively short maturity of these instruments. The fair value of long-term borrowings was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of long-term borrowings approximates the carrying amounts at May 31, 2000.

  o)   Long-lived Assets
       Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate the the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the assets and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

  p)   Stock-Based Compensation
       The Company has adopted the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

  q)   Impact of Year 2000 Issue
       During the year ended December 31, 1998, the Company conducted an assessment of issues related to the Year 2000 and determined that it was necessary to modify or replace portions of its software in order to ensure that its computer systems will properly utilize dates beyond December 31, 1999. The Company completed Year 2000 systems modifications and conversions in 1999. Costs associated with becoming Year 2000 compliant are not material. At this time, the Company cannot determine the impact of the Year 2000 will have on its key customers or suppliers. If the Company's customers or suppliers don't convert their systems to become Year 2000 compliant, the Company may be adversely impacted. The Company is addressing these risks in order to reduce the impact on the Company.


  NOTE 2 - INVESTMENTS

       In   June  1998,  the  Parent  acquired  ten  percent   of
       Dermaguard's Common Stock. The Investment is carried at lower of cost or market.

  NOTE 3 - PREPAID EXPENSES

       Prepaid expenses are summarized as follows:

Legal and professional services paid       $1,341,757
                        in stock
         Capital development fee 70,77
                                  2
           Employee compensation           41,104
                       Royalties           60,000
                       Inventory           14,000
                                    -------------
          Total prepaid expenses       $1,527,633
                                         ========

  NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

          Warehouse equipment and molds          $320,789
        Computer equipment and software  152,06
                                          8
         Furniture and office equipment            41,726
                 Leasehold improvements            11,360
                               Vehicles            13,641
                                              -----------
                                                 $539,584
     Less: accumulated depreciation and           199,490
                           amortization
                                              -----------
            Property and equipment, net          $340,094
                                                  =======

Depreciation expense for the quarter ended May 31, 2000 was $54,574.

  NOTE 5 - CAPITALIZED PRODUCTION COSTS

       Capitalized production costs are summarized as follows:

                 Cactus Jack production          $292,424
       Dean Tornabene (DTCP) production  446,65
                                          0
                                               ----------
                                                  739,074
         Less: accumulated amortization            50,141
                                              -----------
     Capitalized production costs - net          $688,933
                                                  =======

       Production cost amortization for the period was $28,473.

  NOTE 6 - INTANGIBLES

Intangibles are summarized as follows:

                               Goodwill          $880,277
                     Safeshield formula  343,99
                                          6
                   Cactus Jack products           330,000
                          DTCP products           170,000
                                             ------------
                                                1,724,273
         Less: accumulated amortization           477,678
                                             ------------
                Total intangibles - net        $1,246,595
                                                 ========

       Amortization expense for the period was $73,858.

  NOTE 7 - LONG-TERM DEBT

       Long-term debt consists of the following:

      Flex Marketing Inc. Notes Payable          $600,763
                  Virasept Note Payable  37,00
                                         0
                     Triad Note Payable           150,000
                Frederickson Television            93,911
                    Other Notes Payable           191,489
                                             ------------
                                                1,073,163
                  Less: Current Portion           338,627
                                           --------------
             Total Long-term debt - net          $734,536
                                                 ========


  NOTE 8 - NOTES PAYABLE TO STOCKHOLDERS AND AFFILIATES

       The  Company  has in aggregate $120,627 due to stockholder
       loans  which  arose  from  the  parent's  acquisition   of
       various entities.

  NOTE 9 - ACCOUNTS PAYABLE

       Accounts payable and accrued expenses consist of the following:


                       Accounts payable        $2,396,621
                    Accrued liabilities  358,98
                                          4
                                            -------------
                                               $2,755,605
                                                 ========

  NOTE 10 - DEFERRED REVENUE

       Unfulfilled sales orders at May 31, 2000 amounted to $81,301.

  NOTE 11 - INCOME TAXES

       At May 31, 2000, the Company had net carry-forward losses of approximately $11,100,000. Because of the current uncertainty of realizing the benefit of the tax carry-forwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry-forwards depends predominantly upon the Company's ability to generate taxable income during the carry-forward period.

       Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax asset and liabilities are as follows:

                    Deferred Tax Assets
                    Loss Carry-forwards  $11,148,71
                                              3
              Less: Valuation allowance     (11,148,713 )
                                         ----------------
                Net Deferred Tax Assets  $                 -
                                                =========

       Net operating loss carry-forwards expire starting in 2007 through 2019. Per year availability is subject to change of ownership limitations under Internal Revenue Code
       Section 382.

  NOTE 12 - CAPITAL STOCK TRANSACTIONS

       On April 25, 2000, Dr. Abravanel's Formulas, Inc. (DABV) entered into an exchange agreement with the Parent in which 100% of the outstanding stock of Infotopia, Inc. was exchanged for common stock of DABV. Of the 12,841,353 initial DABV shares, 9,388,223 shares were canceled per the exchange agreement and the Parent received 8,167,387 shares. Through the quarter ended May 31, 2000, 7,629,285 shares were issued for legal and consulting services. At the end of the period there were 19,555,402 shares issued and outstanding.

       The exchange agreement specified that the Parent receive 8,167,387 shares. At the end of the period, the Parent received 7,949,999 shares and 217,388 shares were due to the Parent. On April 26, 2000 an engagement letter for Corinthians Ltd. was executed related to stock subscriptions at $1.00 per share. The related equivalent common stock (705,000) was reflected as issued and outstanding at quarter end.

  NOTE 13 - GOING CONCERN

       The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of May 31, 2000, the Company has a working capital deficit of $643,632 and an accumulated deficit of $10,739,664. Based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations, will not be sufficient to fund the Company's working capital. The Company is actively seeking additional equity and debt financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations, which would have an adverse effect on the Company's financial condition and results of operation.

  NOTE 14 - SUBSEQUENT EVENTS

       On June 26, 2000, the Company entered into a License Agreement with Torso Tiger, Inc. ("TT"). Under the terms of the agreement, TT grants and licenses to the Company the exclusive worldwide rights to advertise, promote, market, sell, distribute and exploit the fitness product currently known as "Torso Tiger". In consideration of the license, the Company will compensate TT common stock equal to $500,000; a weekly royalty of 5% of Gross Sales Revenues (GSR) of the Product and its upsells in the non-retail markets; a weekly royalty of 17% of GSR from worldwide retail and additional contingent bonuses based on meeting or exceeding sales quotas.

       On  June  12,  2000,  the Company entered  into  a  Mutual
       Release   and   Settlement  Agreement   ("Release")   with
       Greenwood & Hall to settle a debt of $131,500.

       On July 11, 2000, the Company entered into a Settlement Agreement and Full Release with David Vitko, D.V. Back
       Products, Inc. for a settlement of debt of $368,434 over a 4 month period and Infotopia retains all rights to the Backstroke Back Massager.

       The  Company entered into a Settlement Agreement and  Full
       Release  with  Remon Hayek pertaining  to  the  Backstroke
       Back Massager for a settlement of debt of $125,000.

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, those expectations reflected in forward-looking statements contained in this Statement.

THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDE ELSEWHERE HEREIN. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR THE COMPANY'S FUTURE FINANCIAL PERFORMANCE AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE COMPANY'S OR THE INDUSTRY'S ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS.

                        Plan of Operation
Infotopia Inc. is in the Direct Marketing business that encompasses commercials, infomercials, print media, radio and the World Wide Web. In order for the Company to increase revenues significantly, it may be necessary to seek additional capital to accomplish its business plan. Over the next twelve months the Company will require approximately $5,000,000 to fully execute its business plan. This will be sufficient to continue ongoing operations including existing and future projects. The Company expects to fund a portion of these funds from cash flow received from product sales, with the balance coming from additional finance. The Company is currently reviewing several financing opportunities and will announce any developments as they occur. The Company realizes that the life-blood of Direct to Retail Marketing is new products. Therefore the Company's product research and development/marketing department is one of the utmost importance to the Company's future. New product ideas come from a variety of sources, including inventors, suppliers, trade shows, industry conferences, strategic alliances with manufacturing and consumer product companies. The Company has approximately 6 new products in various stages of development, all suitable for the Direct to Retail Marketing.

After extensive research and market evaluation of each product it is determined that it may be suited for direct response television and subsequent marketing through non-infomercial distribution. Upon final acceptance of the product, the Company obtains the rights to the products created by third parties through various licensing arrangements generally involving royalties related to sales of the product. The Company also obtains rights to sell products, which have already been developed, manufactured and marketed through infomercials produced by other companies. The Company generally seeks exclusive worldwide rights to all products in all means of distribution. These include the successful Backstroke Back Massager that was launched in November of 1998 and has been sold in both domestic and international markets.

On June 26, 2000 Infotopia acquired exclusive rights to market the Torso Tiger Ab machine. The Torso Tiger has continued to produce between $800,000 to $1,000,000 per week in gross sales revenue since February 2000. The Torso Tiger infomercial was rated the sixth most successful infomercial running during month of April by Infomercial Monitoring, Inc. based on the frequency of airings in the United States. Infotopia is completing final edits of the Body Rocker total body work out machine. The edits are expected to be completed by August 20, 2000. In addition Infotopia is completing a new diet show that will be completed by mid September 2000. We are projecting these new products and additional projected launches in the coming year to help achieve our goal of $54,000,000 in sales revenue for the end of fiscal 2001.

The Company plans to hire 5 new employees within next 12 months. Any significant increase in demand for customer support and sales may require adding further employees.
Infotopia's goal is to become a leader in Electronic Retailing, specializing in Direct Response Television (DRTV). Electronic Retailing is the use of any electronic media to present products to the consumer and provide a means of purchasing. There are four characteristics of electronic retailing:
  Electronic media includes television, radio and the Internet. The message contains all information that the consumer needs to make a buying decision.
  There is a specific offer made to the consumer.
  There is an appeal to the consumer to make an immediate buying decision.

There  are  Five  Steps  in  developing an  effective  Electronic
Retailing campaign.
  Product development is the process of selecting and
  positioning a product for an electronic retailing campaign. Production is the creation of the script or copy and the development of the creative content of the campaign.
  Media placement is the selection and booking of the actual airtime for broadcasting the campaign.
  Telemarketing & Fulfillment, also known as the "back end," is the system for receiving calls generated by broadcast campaigns, filling orders, shipping them and processing returns, if necessary.
  Supplemental distribution is the exploitation of other marketing channels, either while the ER campaign is running or after the campaign has run its course.
The success of the Backstroke was the result of trial and error and a fast learning curve on the part of INFOTOPIA management. Deciding that it is better to learn from the mistakes of others, INFOTOPIA undertook extensive research into the electronic retailing industry. INFOTOPIA analyzed the competition for their strengths and weaknesses. "Why do some products succeed while others fail?" "Why do some companies succeed while others fail?" INFOTOPIA learned that the companies or products that failed all shared some common traits:
  Lack of new products
  Inability to attract inventors
  Poorly designed products
  Insufficient cost containment
INFOTOPIA realized that the current Direct Marketing paradigms needed to be challenged and reinvented with the emphasis placed on the inventor. The inventor is supported by a streamlined organization that is capable of marshalling the skills and resources best suited to a particular inventor and product. Infotopia's streamlined organization provides this new paradigm. Through strategic industry alliances, INFOTOPIA is able to offer a broad range of talent and expertise that would be extremely expensive to offer "in-house."
INFOTOPIA's management has chosen to outsource specialty functions to companies with experience and expertise in various areas of "Direct Response to Retail Marketing." Through outsourcing, INFOTOPIA is able to multiply the company's ability to recruit inventors, attract new products, and successfully launch multiple products. Outsourcing offers the following benefits:
  Streamlined Organization - Reduced manpower and overhead Streamlined Decision-Making Process - Rapid Market Response Increased Efficiency- Reduced cost to manufacturer
  Improved Cash-flow - Reducing the need for long term Financing Improved Profitability- Increase the Value to Shareholders
                          Product Line
Infotopia is a product development company that specializes in the flexible marketing, advertising, and direct response sales of innovative consumer products. Infotopia has developed or obtained the marketing rights to several products in growth industries, including, healthcare, fitness, and recreation. Independent research projects have shown that these industries have tremendous marketing and sales potential. INFOTOPIA is currently direct marketing the Backstroker, which has been highly successful among consumers and healthcare professionals throughout the U.S. and abroad. Additional contracts and agreements have been made with Designs by Dean and Torso Tiger, Inc. Based on the particular product and profit potential, INFOTOPIA will outsource portions of a product launch or the entire product to other media production companies.
The Company currently has two products that it is marketing through infomercial marketing, known in the industry as Direct Response Television (DRTV). INFOTOPIA is promoting the highly successful Backstroke Back Massager and the company is also completing several products by Dean Tornabene for launch in the third quarter of 2000: the Body Rocker and Fat Fighter System. INFOTOPIA is actively pursuing and reviewing additional products that may lend themselves well to this form of marketing.

                      Competitive Advantage
The management of INFOTOPIA believes that the company has a sustainable competitive advantage in the DRTV industry based on the structure and products of the Infotopia division.
     Efficient and responsive corporate structure
     Focus on the inventor
     High potential quality products
     Quality of outsource partners and strategic alliances Backstroke Back Massager
The Backstroke is a body massager and health care device designed by a chiropractic physician. The Backstroke provides valuable muscle stimulation, enhanced circulation, and therapeutic acupressure throughout the neck, back and torso. Users benefit from the specially designed massage elements mounted on a frame that is placed horizontally on the floor. The elements are placed in a specific pattern, vary in size and firmness to provide the correct stimulation and acupressure throughout the entire back. The unit includes an adjustable neck support roller and video instruction tape.
The Backstroke won a Silver Medal Award at INPEX XIII, America's largest invention trade show, held May 15 - 18, 1997 in Pittsburgh, Pennsylvania. The INPEX XIII trade show featured over 1,500 different products and 30 different countries were represented.
Market Research
The consumer market for massagers and related products has consistently grown during the last 20 years. Consumers have supported the industry by purchasing electric massage wands, chairs, and manual devices. Furthermore, the overall growth of the health care and physical fitness industry have complimented the sales of massage related devices. Industries that provide products that enhance the body or provide a feeling of well being have grown significantly due to an increase in consumer demand for products that enhance the body and level of physical fitness/appearance.
The growth and improvement of direct response marketing and sales via infomercials, home shopping networks and commercials has had a positive impact on the massager industry. Manufacturers and retailers are utilizing alternative forms of retailing; such as, television shopping and infomercials, merchandising massagers with other home comfort items and promoting the products as a year-round category. Unit sales, estimated at 4.6 million, are predicted to rise 4 - 10% throughout the entire category. While sales of body mats, massage chairs, and other higher ticket massagers are expected to grow 4-5 times faster than the entire category, which is the fastest growth that the category has experienced in years.
Currently in the US, more than 60% of all infomercials feature products from the physical fitness, health care, or body care industries. These products range from exercise devices to diet plans and self-improvement programs. Consumers are increasingly more interested in improving their quality of life by enhancing physical appearance and overall well being. Manufacturers and retailers have responded to this surge in interest and demand by offering more products in these industries at various price points. Traditionally, consumers had fewer choices in health care and body care devices; furthermore, the products were offered at relatively high price points. Prior to the mid 80's, the products were marketed to high income individuals as "specialty" or "exclusive" items only distributed in specific retail stores or catalogs.
According to recent market studies, the Backstroker, retailing at $59.90 (plus $19.95 shipping and handling), is being marketed at an ideal price point for back massage units. Traditionally, consumers have paid as much as $500 for back massage/therapy products that offer similar benefits as the Backstroker. Back massage products that provide therapeutic massage and safe spinal traction are currently being sold at prices of $200 - $500 per unit. These products are usually sold in exclusive retail stores and catalogs.

Dean Tornabene
                           Background
For over fifteen years, Dean Tornabene has pioneered the philosophy of "balance through herbs and nutrition." A former Mr. America, renowned celebrity nutritionist and inventor, Dean has the knowledge and practical experience to be considered an authority on health and nutrition. His national television programs on health and nutrition and his magazine columns are followed by millions of people. As the inventor of the Fat Fighting Systemr, Metasystemr, Bun and Thigh Sculptor, Ab Rocker and numerous fitness and lifestyle products, Dean's name appears on his products as a symbol of quality, confidence and authenticity. Major Fortune 500 companies have consulted with Dean, and he has been instrumental in the development of the technology used in their health and fitness products.
Tornabene and Infotopia
Infotopia has signed an exclusive sales and marketing agreement with Dean Tornabene and Charles Perez to produce a minimum of 12 new infomercial products for the next four years and the right of first refusal on all new inventions.
Dean Tornabene and Charles Perez are the co-inventors of the Bunn and Thigh Sculptor, the Ab Rocker and several other inventions that have been utilized in Direct Response to Retail Marketing. These inventions have produced over 300 million dollars in sales during the past four years and continue to produce at a very high level.
Dean and Charles have ready for market, a new piece of fitness equipment presently called the ``Body Rocker.'' Dean states, ``I believe that the Body Rocker is the greatest fitness invention since the barbell and will revolutionize personal home fitness equipment.'' Production on an infomercial has already begun by Promoseltzer Productions, and is scheduled for release in the thrid quarter of 2000.
Daniel Hoyng, CEO of Infotopia states, ``An opportunity to land inventors of the quality of Dean and Charles is part of the Infotopia strategy to provide an exclusive home to inventors of previously successful infomercial products. The Body Rocker has the potential in an eighteen-month period to match the revenue of all of Dean and Charles previous products combined. The signing of Dean and Charles should clearly indicate to our shareholders and competitors that we are in the Direct Response to Retail segment to stay and intend to become a new industry leader.'' Upcoming Products by Dean
Body Rocker
The Body Rocker has enormous marketing potential. The Body Rocker is a "total body" fitness machine that will provide a no-impact workout at all fitness levels. The BODY ROCKER is designed to have mass appeal for beginners through serious fitness enthusiasts. Sales are projected in excess of 1 million units.

               Dean Tornabene Fat Fighting System
Dean Tornabene is a recognized expert in the field of nutrition. The Fat Fighting System is an all-natural dietary supplement that safely and effectively enhances the body's ability to burn off calories and unwanted fat. The product is scheduled for launch in September 2000.


   Management's Discussion and Analysis of Financial Condition During the quarter ended May 31, 2000, the Company's net sales were only $871,000 compared to the previous year's quarter (1999) net sales of approximately $1,188,000. This decrease in volume was primarily due to: (1) the Company's main direct to sales product, the Backstroke Back Massager, had matured and has subsequently been remarketed to retail sales outlets and the international trade; (2) the Company was in a state of transition in this quarter whereby new products produced by Cactus Jack and Dean Tornabene (DTCP) were being manufactured and commercial production prepared for their roll-outs beginning July, 2000; (3) the Company greatly reduced its sales and marketing expenses for the quarter which has a direct effect on sales. The sales from the quarter were predominantly from previously recorded deferred sales as well as some new sales associated with the retail markets.

Cost of sales for the quarter was 49% compared to 31% in the previous year's quarter due to the change in product mix and pricing arrangements. The prior year's sales were predominantly Backstroke Back Massager units sold via infomercials and had a much higher profit margin. The current quarter sales reflects sales of lower-priced products (Cactus Jack One-Shot Lures and DTCP Fat Fighter System) as well as products sold to the retail market at a lower price to attempt to gain future market share.

Management expects revenues will begin to grow as the Torso Tiger comes online and the rollout of the Body Rocker and Fat Fighting System. To achieve this expected growth, the Company's advertising, promotional and production expenses will increase significantly in the coming quarters. As noted by the statement of operation for this quarter, selling and marketing expenses were $341,000 compared to the previous year's quarter of $1,383,000 due to management's decision not to use the infomercial marketing channel.

General and administrative expenses were 21% higher ($233,000) than the previous year's quarter due to the realization of costs associated with stock issued for legal and professional services. For the quarter just ended, costs amortized associated with stock issued for services related to shell acquisition was approximately $240,000. Depreciation and amortization increased significantly as a percentage of net sales due to the capitalization and related amortization of licenses and production costs associated with Cactus Jack and DTCP product lines.

For the quarter ended May 31, 2000, the Company received equity financing from stock subscriptions ($705,000) to provide working capital during its stage of transition into its new product lines. For the period, the company's loss was $1,534,633 and its net cash provided from operations was a deficit of $566,679. Cash from operations was impacted by an increase in inventories ($287,000) due to the expected release of its new product lines offset by an increase to accounts payable ($630,000) as a means to temporarily finance operations. During the period, the
Company increased its investment in property, equipment and production costs by $180,000.

As of May 31, 2000, the Company has a working capital deficit of $643,632 and an accumulated deficit of $10,739,664. Based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations, will not be sufficient to fund the Company's working capital. The Company is actively seeking additional equity and debt financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations, which would have an adverse effect on the Company's financial condition and results of operation.
Since management expects improvements in revenue streams throughout 2000, certain expenses such as production and media costs would increase in proportion to revenues. Other expenses related to general and administrative expenses are not expected to rise proportionally as project increase and revenues improve. The Company is able to generate increasing revenues without significantly increasing employee counts or general and administrative expenses as certain marketing activities (fulfillment and production) are generally outsourced. While management believes that revenues and growth will increase in future periods, the upside potential from successful infomercial marketing is great but the risk of failure is always present. Therefore, while management's operating plan is predicated on the successful launch of new products, there can be no assurances that profitability will be realized if one or more of the products fail. This risk leads to the conclusion that the Company will require supplemental capital to maintain and to increase its stable of products, to fund operations and to improve profitability.

        Cash Requirements And Needs For Additional Funds

     We are a Direct Marketing development stage company with operations and revenues. We should reach marginal profitability in our third quarter this fiscal year, but have only limited capital resources. While it is anticipated revenues will be increasing as per projections, it may be necessary for the Company to seek additional capital over time to optimize the accomplishment of its business plan. The following disclosure treats describes all funding since Dr.Abravanel's Formulas Inc. acquired Infotopia, Inc. on April 26, 2000 and plans and arrangements for the future funding. We believe it to be important to the development of the company to continually review and develop new projects for all our marketing channels, and we have determined that new funds are highly desirable, and possibly necessary to aggressively approach operations in the year 2000.

     The registrant has entered into three separate agreements to raise a minimum of $3,5000,000 and a maximum of $6,000,000. As of this filing the Company has completed $2,130,369 of this funding.

     First, an engagement letter for Corinthians Ltd. was
executed on April 26, 2000    to purchase a minimum of $750,000
and a maximum of $2,000,000 (to be in reliance on Regulation D, Rule 506, and section 4 (2) of the Securities Act of 1933) worth of restricted common stock of Infotopia, Inc. for $1.00 per share, between April 26, 2000 and August 31, 2000. As of this filing $880,000 of this funding has been completed.

     Second, an engagement letters for JB Marc and Associates, Inc. was executed on April 26, 2000 to purchase a minimum of $750,000 and a maximum of $2,000,000 (to be in reliance on Regulation D, Rule 506, and section 4 (2) of the Securities Act of 1933) worth of restricted common stock of Infotopia, Inc. for $1.00 per share, between April 26, 2000 and August 31, 2000. As of this filing $858,369 of this funding has been completed.

     Third, an engagement letter for First Equity Capital, Inc., was executed on July 5, 2000 to raise a minimum of $2,0000,000 worth of promissory notes to be sold in units of a minimum of $50,000 (see Exhibit 10.7). The note holder will receive 10% interest and warrants to purchase 100,000 shares of common stock of Infotopia, Inc. for $0.15 per share and 100,000 shares at $0.25 per share. As of this filing the company as executed $400,000 worth of promissory notes. First Equity Capital, Inc., will receive 600,000 shares of restricted common stock for each $500,000 raised. A bonus of 200,000 shares of restricted common stock will be issued for each $500,000 raised provided the $500,000 increments are received each 15 days. In addition for each $100,000 raised First Equity Capital, Inc. will receive 50,000 warrants at $0.15 per share and 50,000 warrants at $0.25 per share.

As of this filing the Company is finalizing negotiations to raise an additional $5,000,000. The Company believes that its present arrangements will provide sufficient working capital to continue operations for the next twelve months. There can be no guaranty that unrealized funding will be realized.

                      Current Developments

On  April 19, 2000, the Company filed a Form 8-K stating that the
Company  had  changed  accountants.  That  Form  8-K  is   hereby
incorporated by reference.

On May 12, 2000, the Company filed a Form 8-K and subsequent amended Form 8-K stating that the Company had acquired Infotopia, Inc. and had changed its name to Infotopia, Inc. These Forms 8-K are incorporated by reference. (See Exhibit 10.1 to this 10-QSB)


                        Subsequent Events

License Agreement

On June 26, 2000, the Company entered into a License Agreement with Torso Tiger, Inc. ("TT") (see Exhibit 10.2). Under the terms of the Agreement, TT grants and licenses to the Company the exclusive worldwide rights to advertise, promote, market, sell, distribute and exploit the abdominal fitness product currently known as "Torso Tiger" and all improvements and modifications (the "Products") and related upsells by any manner and in any and all media and markets now know or hereafter devised, including, without limitation, airing the Infomercial, commercial and promotional spots on broadcast, cable, satellite and all other forms of television transmission now existing or hereafter developed, television shopping programs such as QVC and HSN, radio, internet, all print media, direct mail solicitation, inbound and outbound telemarketing, catalog sales, continuity program, retail sales and all other channels or means of distribution now existing or developed.

The Company will manage and oversee all operations relating to the advertising, promotion, manufacturing, sale, marketing, distribution and exploitation of the Product and related Upsells, including:
     (i)  coordination  of  advertising  and  promotion  for  the
          Product and Upsells;
     (ii) coordination of telemarketing services;
     (iii)     coordination of television media buying;
     (iv) coordination of fulfillment;
     (v)  implementation of continuity program;
     (vi) coordination  of the manufacturing of the  Product  and
          Upsells;
     (vii) implementation of non-television distribution channels for the Product and Upsells;
     (viii)     coordination  of customer service  regarding  the
          Product and Upsells;
     (ix) oversee all transactional, financial, business and contractual matters relating to the marketing of the Product, including the negotiation of contracts (in consultation with the Company) for all of the above services ; and
     (x) providing general management, administrative and bookkeeping services with respect to the day-to-day operations of the marketing and distribution of the Product, including generating monthly statements and computing and disbursing "Adjusted Gross Revenues" to the Company and royalties to TT.

In consideration of the license by Torso Tiger, the Company shall compensate TT as follows:

(a) Infotopia shall issue to TT or its designees, in accordance with all applicable securities laws, shares of its restricted common stock, validly issued, fully paid and non-assessable, equal to Five Hundred Thousand Dollars ($500,000) at the price of fifteen cents ($0.15) per share. Such shares shall be Rule 144 restricted shares. In the event such shares are not valued at Five Hundred Thousand Dollars ($500,000) at the time such shares become free trading, Infotopia shall, at TT's election, either pay to TT or its designees the difference in cash between the value of such shares at such time and Five Hundred Thousand Dollars ($500,000) or issue to TT or its designees additional shares of Infotopia common stock or warrants or stock options to purchase shares of Infotopia common stock, in either case necessary to achieve an aggregate value of Five Hundred Thousand Dollars ($500,000). If at any time Infotopia ceases to be a publicly traded company and TT or its designees have not sold such shares prior to such time, Infotopia shall pay TT or its designees an amount equal to Five Hundred Thousand Dollars ($500,000).

(b) Infotopia shall be obligated to register some of its securities for sale for its own account or for the account of other persons within six (6) months of the date hereof. Infotopia shall at such time give written notice ("Infotopia's Notice"), at its expense, to TT of its intention to do so at least thirty (30) days prior to the filing of a registration statement with respect to such registration with the Securities and Exchange Commission. Unless Infotopia receives notice from TT to the contrary within ten (10) business days after Infotopia's Notice is received by TT, Infotopia shall cause all of TT's shares to be registered under the Securities Act in connection with Infotopia's registration so as to permit the sale by TT of TT's shares. All expenses incurred in effecting any registration pursuant to this subparagraph, including, without limitation, all registration and filing fees, printing expenses, expenses of compliance with blue sky laws and fees and disbursements of counsel for Infotopia, shall be borne by Infotopia. The foregoing registration rights shall apply to TT's designees if the Infotopia shares were issued to said designees.

(c) Infotopia represents, warrants and covenants that it will comply with Rule 144 in all respects, including, without limitation, Rule 144(c) (1) and (2). If Infotopia fails to register such restricted shares as set forth in Paragraph 4(b) above, Infotopia shall issue to TT or its designees, in accordance with all applicable securities laws, at TT's election, shares of its common stock, validly issued, fully paid and non-assessable, or warrants or stock options to purchase shares of Infotopia common stock at an exercise price of fifteen cents ($0.15) per share, equal in market value to One Hundred Thousand Dollars ($100,000). The parties hereto agree that such issuance is not intended to be in full or complete satisfaction of any dam ages arising out of such default or breach by Infotopia and that such issuance shall not preclude any action or remedy available to TT with respect to such default or breach by Infotopia. Moreover, in such event, TT or its designees shall be entitled to exercise a "put" right to Infotopia upon written notice to Infotopia, pursuant to which Infotopia shall be obligated to purchase such restricted shares from TT or its designees at a purchase price equal to the value of such shares at the time of such written notice, but in no event less than Five Hundred Thousand Dollars ($500,000) regardless of the value of such shares at such time.

Compensation to TT for Services. In consideration of the services to be rendered by TT as set forth herein, Infotopia shall compensate TT during the Term as follows:

(a) TT shall receive a weekly royalty of five percent (5%) of one hundred percent (100%) of Gross Sales Revenues of the Product and Upsells from worldwide sales and exploitation of the Product and Upsells by any means and media other than retail. "Gross Sales Revenues" shall mean all gross revenues actually received by TT or its designees on behalf of Infotopia in respect of sales and exploitation of the Product and Upsells by any means and media other than retail, excluding (i) sales, excise, use or any other taxes, and (ii) actual returns, actual refunds and actual chargebacks.

(b) TT shall receive a weekly royalty of seventeen percent (17%) of one hundred percent (100%) of the "Wholesale Selling Price" of the Product and Upsells from worldwide retail sales and exploitation of the Product and Upsells, including, without limitation, internet sales through torsotiger.com and third party internet sales. "Wholesale Selling Price" shall mean the gross amount invoiced by TT or its designee on behalf of Infotopia to retailers and/or distributors for resale to consumers and actually received by TT or its designees on behalf of Infotopia in respect of worldwide retail sales and exploitation of the Product and Upsells, excluding (i) sales, excise, use or any other taxes, and (ii) actual returns, actual refunds and actual chargebacks.

(c) TT shall receive an additional contingent cash bonus equal to Two Hundred Fifty Thousand Dollars ($250,000), payable within fifteen (15) business days following the achievement by TT on behalf of Infotopia of Gross Sales Revenues and the Wholesale Selling Price from worldwide sales and exploitation of the Product and Upsells by any means and media of Ten Million Dollars ($10,000,000) or One Million Dollars ($1,000,000) in Adjusted Gross Revenues (as defined below) before taxes and excluding the reserve against returns and the reserve for working capital set forth in Paragraph 6 hereof.

(d) TT shall receive an additional contingent cash bonus equal to One Hundred Thousand Dollars ($100,000), payable within fifteen (15) business days following any month in the calendar year 2000 during which a minimum of Eight Hundred Thousand Dollars ($800,000) in media is aired resulting in a ratio of Gross Television Sales Revenues to Costs Per Order of 2.5/1 or greater for such month, up to a maximum bonus of Three Hundred Thousand Dollars ($300,000).

(e) Notwithstanding anything to the contrary contained herein, "Gross Sales Revenues" and "Wholesale Selling Price" shall not include any gross revenues received by TT in respect of sales and exploitation of the Product and Upsells by any means and media after the effectiveness of this Agreement (i.e., the satisfaction of the conditions precedent set forth in Paragraph 5(a) and 3(b) hereof) to the extent such gross revenues are realized from sales made, or purchase orders for units of the Product and Upsells placed, prior to the effectiveness of this Agreement.

Pursuant to the terms of the licensing agreement described above, on July 13, 2000, Torso Tiger was issued 3,334,334 shares of common stock on which was exempt from registration in reliance upon Section 4(2) of the Securities Act of 1933, as amended. The Company agreed to retain Mark Levine and David Richmond to act as consultants to the Company regarding the management and operation of the Torso Tiger product as long as the License Agreement remains in full force and effect.

Settlement Agreement

On June 12, 2000, the Company entered into a Mutual Release and Settlement Agreement ("Release") with Greenwood & Hall, a division of PCS Link, Inc. (see Exhibit 10.3). Under the terms of the Release, the Company paid Greenwood & Hall the sum of $131,500 as full and final payment.In consideration of Greenwood & Hall's decision to settle the matter for significantly less that contract value and actual damages they incurred, the Company will not be entitled to any service credits and/or refunds for services that no longer need to be rendered due to order cancellations and/or customer initiated chargebacks.

Change in Officers and Directors

On July 3, 2000, the Company decided to increase the members of the Board of Directors to 5 members and appointed C. Anthony
Ferracone and James Kosta as newly appointed members of the board. Also on July 3, 2000, the Company accepted Mr. Marek Lozowicki's resignation as Treasurer of the Company, effective immediately. Mr. C. Anthony Ferracone was appointed as Chief Financial Officer and as well as Treasurer of the Company.

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
     1. Greenwood and Hall vs. Infotopia, Inc. and National
Boston Medical, Inc. were settled July 14, 2000 and the case was dismissed with prejudice. Greenwood and Hall received $131,500 as payment in full. (see Exhibit 10.3)

     2. Settlement Agreement and Full Release with David M. Vitko, D.V. Back Products, Inc. General Partner, Backstroke, LTD., and Infotopia, Inc. Dated July 11, 2000. Infotopia retains all rights to the Backstroke Back Massager and David M. Vitko, D.V. Back Products, Inc. General Partner, Backstroke, LTD will receive $368,434.14 over a 4 month period. (see Exhibit 10.4)

     3. The Company is still in negotiations to enter into a Settlement Agreement and Full Release with Remon Hayek and
Infotopia, Inc. pertaining to the Backstroke Back Massager. Hayek will receive $125,000.00 over 4 months for past obligations due
Hayek.

     4. On July 10, 2000 Infotopia, Inc. executed with DTCP (Dean Tornabene) an Addendum to their Manufacturing, Marketing and Distribution Agreement for future products. This addendum gives Infotopia the rights to three new product per year and language that will continues to allow Infotopia Inc. to market their current products the BodyRocker, Fat Fighting System and the Bunn Rocker. (see Exhibit 10.5)

     5. On July 12, 2000 Infotopia, Inc. entered into an agreement with Cactus Jack's Marketing Corp. to discontinue marketing the Cactus Jack product line. Cactus Jack received a cash settlement of $125,000. Cactus Jack gave to Infotopia, Inc. 1,000,000 shares of NMBX stock and a complete and full release. (see Exhibit 10.6)

ITEM 5.   OTHER INFORMATION
      1.      i.     The   Company's  principal  accountant   was
               dismissed on April 25, 2000

            ii.  The principal accountant's report on the financial
               statements for the past two years was modified as to uncertainty that the Company will continue as a going concern.

iii. The Company decided to retain the auditors of Infotopia,
Inc., the surviving company. The decision to change accountants was approved by the board of directors.
            iv.  A.             There were no disagreements with the former
                accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountants satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.
       2. A new accountant has been engaged as the principal accountant to audit the issuer's financial statements. The new accountant is Merdinger, Fruchter, Rosen & Corso, P.C. and was engaged as of April 25, 2000. Neither the Company nor anyone acting on its behalf consulted the new accountant regarding:

            ii.  the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the small business issuer's financial statements, as part of the process of deciding as to the accounting, auditing or financial reporting issue, or

iii. any matter that was the subject of a disagreement or event identified in response to paragraph 1(iv) of this Item.
       3. The Company has provided the former accountant with a copy of the disclosures it is making in response to this Item. The Company has requested the former accountant to furnish a letter addressed to the Commission stating that it agrees with the statements made by the Company. The Company has filed the letter as an exhibit to the registration statement containing this disclosure.

                      Registration of Stock
During April and May 2000, the Company filed Forms S-8 to register shares to be issued to various individuals as consultants to the Company. As of May 31, 2000, the Company has issued 5,129,285 shares of stock pursuant to the filing of the Forms S-8.
Subsequently, the Company has issued 14,830,000 shares of its common stock pursuant to the filing of Forms S-8 during June 2000 and on July 7, 2000.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

3.1 The Company's Articles of Incorporation are attached to the Company's Amended Form 10-SB, filed on April 30, 1999. These exhibits are incorporated by reference to that Form.

3.2  The  Company's Bylaws are attached to the Company's  Amended
     Form 10-SB, filed on April 30, 1999. These exhibits are incorporated by reference to that Form.

10.1 Acquisition Agreement
10.2 License Agreement
10.3 Mutual Release and Settlement Agreement with Greenwood &
Hall
10.4 Settlement Agreement and Full Release with David M. Vitko, D.V. Back Products, Inc. General Partner, Backstroke, LTD.
10.5 Addendum to their Manufacturing, Marketing and Distribution Agreement with Dean Tornabene
10.6 Settlement Agreement and Full Release with Cactus Jack.
10.7 Letter of Understanding with First Equity Capital

16   Letter on Change in Certifying Accountant

27   Financial Data Schedule

Reports on Form 8-K:

On  April 19, 2000, the Company filed a Form 8-K stating that the
Company had changed accountants. That Form is hereby incorporated by reference.

On May 12, 2000, the Company filed a Form 8-K and subsequent amended Form 8-K stating that the Company had acquired Infotopia, Inc. and had changed its name to Infotopia, Inc. These Forms are incorporated by reference.