Form 10QSB
period 2000-08-31
INFOTOPIA INC
filed 2000-10-23
CIK 1066759

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

                 For the quarterly period ended August 31, 2000
                         Commission File No. 000-251572

                                 INFOTOPIA, INC.
             (Exact name of registrant as specified in its charter)

                   Nevada                     95-4685068
          (State of organization) (I.R.S. Employer Identification No.)

                       218 Tearall Road, Raynham, MA 027767
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (508) 884-8173

          Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

     As of October 23, 2000, there were 99,440,492 shares of common stock outstanding.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

        Unaudited financial statements as of August 31, 2000, and for the six-month period then ended.
                                 INFOTOPIA, INC.



                                 Infotopia, Inc.
                          Notes to Financial Statements
                 For the Six Month Period Ended August 31, 2000
                                   (Unaudited)



NOTE 1 - Summary of significant accounting policies

a)   Organization and Basis for Presentation
     INFOTOPIA, INC. (Formerly Flex Marketing, Inc. (OH)) (the "Company" or "Infotopia") was incorporated under the laws of Ohio in September 11, 1997. The company was acquired by National Boston Medical, Inc. (NV) in a share exchange agreement executed on November 21, 1998. On April 25, 2000 Abravanel's Formulas, Inc. (DABV) acquired Infotopia, Inc. (a wholly owned subsidiary of National Boston Medical, Inc. in which 100% of the outstanding stock of Infotopia, Inc. was exchanged for common stock of DABV. As a result of the plan of the exchange, Dr. Abravanel's Formulas, Inc. changed its name to Infotopia, Inc.

b)   Business Operations
     The Company's mission is to produce, market and distribute an expanding line of high quality, innovative health fitness and consumer products. Infotopia seeks out products that deliver superior value, outstanding equality and competitive prices to best satisfy customer demand. The Company markets its products to consumers through a variety of marketing channels including informercials, distribution alliances and the Internet in the development, marketing, advertising and selling of innovative wellness products through direct marketing and response efforts.

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

g)   Accounts Receivable
     For financial reporting purposes, the Company utilizes the allowance method of accounting for doubtful accounts. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. The allowance is based on an experience factor and review of current accounts receivable. Uncollectible accounts are written off against the allowance for accounts when deemed uncollectible.

h)   Inventory
     Inventories consisted primarily of component parts and finished goods, which are valued at the lower of cost or market on the first-in, first-out
     (FIFO) basis.

i)   Property and Equipment
     Property and equipment are stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives of five to seven years.

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

k)   Intangibles
     Intangibles consist of goodwill, formula and license costs. Goodwill represents costs in excess of net assets acquired in connection with businesses acquired. Goodwill is being amortized over 15 years. License acquisition costs are being amortized over their expected useful lives or 3 years.

     Should events or circumstances occur subsequent to the acquisition of a business which brings into question the realizable value or impairment of the related goodwill, the Company will evaluate the remaining useful life and balance of goodwill and make adjustments, if required. The Company's principal consideration in determining an impairment includes the strategic benefit to the Company of the particular assets as measured by undiscounted current and expected future operating income of that specified group of assets and expected undiscounted future cash flows. Should an impairment be identified, a loss would be reported to the extent that the carrying value of the related goodwill exceeds the fair market value of that goodwill as determined by valuation techniques available in the circumstances.

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

n)   Fair Market Value of Financial Instruments
     The carrying values of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses and income taxes payable approximate fair market value due to the relatively short maturity of these instruments. The fair market value of long-term borrowings was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair market value of long-term borrowings approximates the carrying amounts at August 31, 2000.

o)   Long-lived Assets
     Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate the the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair market value of the assets. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair market value less cost to sell.

p)   Stock-Based Compensation
     The Company has adopted the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

NOTE 2 - PREPAID EXPENSES

     Prepaid expenses are summarized as follows:

                                                                      Aug 31, 2000
                                                                      ------------
     Legal and professional services                                    $2,502,072
     Capital development fee                                                65,001
     Royalties and other deposits                                           14,000
     Inventory                                                                   0
                                                                        ----------
          Total prepaid expenses                                        $2,581,073
                                                                        ==========

NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:

                                                                      Aug 31, 2000      Feb 29, 2000
                                                                      ------------      ------------
     Warehouse equipment and molds                                        $167,789
     Computer equipment and software                                       148,033
     Furniture and office equipment                                         44,022
     Leasehold improvements                                                 11,360
     Vehicles                                                               13,641
                                                                          --------
                                                                          $384,845
     Less: accumulated depreciation and amortization                       193,473
                                                                          --------
     Property and equipment, net                                          $191,372
                                                                          ========

     Depreciation expense for the quarter ended August 31, 2000 was $16,868 and for the six month period was $90,726.

  NOTE 4 - CAPITALIZED PRODUCTION COSTS

     Capitalized production costs are summarized as follows:

                                                      Aug 31, 2000
                                                      ------------
     Cactus Jack production                               $286,636

     Dean Tornabene (DTCP) production                      458,650
                                                          --------
                                                          $745,286
     Less: impairment loss                                 679,033
     Less: accumulated amortization                         66,253
                                                          --------
     Capitalized production costs - net                   $      0
                                                          --------

     Production cost amortization for the quarter ended August 31, 2000 was $18,056 and $46,529 for the six month period. For the quarter ended August 31, 2000, the production costs relating to Cactus Jack was written off due to the discontinuation of product lines and the settlement agreement with Cactus Jack. Since the Body Rocker infomercial was completely re-edited and reproduced, the Company has chosen to write off the cost of the original production of the Body Rocker infomercial produced by Promoseltzer, Inc.

NOTE 5 - INTANGIBLES

     Intangibles are summarized as follows:

                                                    Aug 31, 2000
                                                    ------------
     Goodwill                                         $1,047,278
     Cactus Jack products                                330,000
     DTCP products                                       232,500
                                                      ----------
                                                      $1,609,778
     Less: accumulated amortization                      381,066
     Less:  impairment loss                              265,664
                                                      ----------
     Total intangibles - net                            $963,048
                                                      ==========

     Amortization expense for the period was $45,603 for the quarter ended August 31, 2000 and $100,177 for the six months ended August 31, 2000.

     NOTE 6 - LONG-TERM DEBT

     Long-term debt consists of the following:

                                                      Aug 31, 2000
                                                      ------------
     Flex Marketing Inc. Notes Payable                    $150,247
     Stock subscription agreements                       1,190,000
     Other Notes Payable                                   197,468
                                                        ----------
                                                        $1,537,715
     Less: Current Portion                               1,510,949
                                                        ----------
     Total Long-term debt - net                            $26,766
                                                        ==========

     The stock subscriptions were converted to common stock in September, 2000.

NOTE 7 - NOTES PAYABLE TO STOCKHOLDERS AND AFFILIATES

     The Company has an aggregate of $54,989 due to stockholder loans which arose from the parent's acquisition of various entities.

NOTE 8 - ACCOUNTS PAYABLE

     Accounts payable and accrued expenses consist of the following:

                                                                      Aug 31, 2000
                                                                      ------------
     Accounts payable - regular trade                                   $1,904,482
     Accrued liabilities                                                 3,545,233
     Accounts payable related to Torso Tiger Agreement                   1,240,409
                                                                        ----------
                                                                        $6,690,124
                                                                        ==========

NOTE 9 - DEFERRED REVENUE



NOTE 10 - INCOME TAXES

     At August 31, 2000, the Company had net carry-forward losses of approximately $17,380,000. Because of the current uncertainty of realizing the benefit of the tax carry-forwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry-forwards depends predominantly upon the Company's ability to generate taxable income during the carry-forward period.

     Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax asset and liabilities are as follows:

     Deferred Tax Assets
       Loss Carry-forwards                                        $7,855,500
       Less: Valuation allowance                                  (7,855,500)
                                                                  ----------
     Net Deferred Tax Assets                                      $        -
                                                                  ==========

     Net operating loss carry-forwards expire starting in 2007 through 2019. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

NOTE 11 - CAPITAL STOCK TRANSACTIONS

     From June 1, 2000 through August 2000, the following shares of common stock were issued for the reasons stated. The beginning balance at June 1, 2000 was 19,555,402. At the end of the period there were 53,308,902 shares issued and outstanding.

     On July 10, 2000, 8,330,000 shares were issued to Mark Levine and Dave Richmond to provide ongoing management and consulting for the Torso Tiger campaign. This payment represents full and complete payment until such time as the Torso Tiger Company is discontinued.

     On July 14, 2000 3,500 shares were issued to Promoseltzer. There shares were required per their production agreement for the Bodyrocker Informercial.

     On July 27, 2000, 420,000 shares were issued to First Equity Capital as compensation for their services relating to the issuance of promissory notes with warrants.

     On August 11, 2000, 600,000 shares were issued to Bondy & Schloss for their SEC legal services; 3,000,000 shares were issued to Jeffrey E. Jacobson for patent, copyright and trademark reviews and production of all current and future Infotopia, Inc. products; 1,300,000 shares were issued to Dean Tornabene for his consultation as to the development of his BodyRocker and BunRocker.

     On August 16, 2000, 500,000 shares were issued to Rose Del Prince and Charles Perez, designees of Dean Tornabene, for the licensing rights of the BodyRocker.

     On August 21, 2000, 3,000,00 shares were issued to Jeffrey E. Jacobson (these shares were issued in error and subsequently cancelled in September) for legal services; 2,500,000 were purchased by J.B. Marc and Associates, Inc. at $0.39 per share for an investment of $966,905.

     On August 25, 2000, 3,800,000 shares were issued to Adam MacDonald for marketing consultation, including, but not limited to, ongoing day to day management of informercial campaigns; 1,500,000 shares were issued to Bruce E. Colfin for legal services.

     On August 31, 2000, 2,000,000 shares were issued to Lakeside Management to provide investor relations.

     During this period the company issued promissory notes for a total value of $1,190,000. The company issued 8,389,500 warrants at an average price of $0.14. These warrants were subsequently converted to Common Stock in October.

NOTE 12 - GOING CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of August 31, 2000, the Company has a working capital deficit of $4,704,176 and an accumulated deficit of $21,385,766. Based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations, and funds generated in subsequent transactions will be sufficient to fund the Company's working capital. The Company is actively seeking additional equity and debt financing to fund inventory, media and future production expenses. If the Company is unable to obtain such financing, the Company will be forced to scale back operations, which would have an adverse effect on the Company's financial condition and results of operation.

     on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations, which would have an adverse effect on the Company's financial condition and results of operation.

NOTE 13 - SUBSEQUENT EVENTS

     On September 13, 2000, 2,200,000 common stock shares (shares) were issued to AT Development Trust for investor relations and financial consulting; 3,800,000 shares were issued to employees per their employment contracts; 700,000 shares were issued to Clinton Smith for his services as a director of Infotopia, Inc.

     On September 14, 2000, 1,100,000 shares were purchased by Jeff Rackover at $0.10 per share for a subscription agreement dated August 18, 2000 for a total investment of $110,000.

     On September 14, 2000, 1,400,000 shares were purchased by MLJ Management, Inc. at $0.10 per share for a subscription agreement dated August 18, 2000 for a total investment of $140,000.

     On September 14, 2000, 1,380,000 shares were purchased by Corinthian Financier Groupe at $0.64 per share for a subscription agreement for a total investment of $880,000. (This subscription agreement replaced a previously completed subscription agreement at $1.00 per share and reflected an adjustment due to the significant reduction in the price per share of Infotopia, Inc.); 500,000 additional shares were issued in error and subsequently cancelled.

     On September 14, 2000, 4,000,000 shares were issued to Modern Media per the terms of the July 31, 2000 licensing agreement for the Torso Tiger.

     On September 14, 2000, 2,640,000 shares were issued to certain employees for repayment of expenses and prepaid expenses.

     On September 14, 2000, 36,590 shares were issued to Scott Evans for settlement of debt.

     On September 14, 2000, 150,000 were issued to two members of the administrative staff of Infotopia, Inc. per terms of their employment agreements.

     On September 14, 2000, 6,500,000 shares were issued to Thomson Kernaghan for the settlement of $4,750,000 worth of potential royalties which were assumed from National Boston Medical, Inc. in the acquisition by Dr. Abravanel's Formula (DABV) of Infotopia, Inc.; 12,750,000 shares were issued to Thomson Kernaghan for a total of investment of $1,767,500. (3,750,000 shares were subsequently assigned to Oxford Capital, in addition a warrant to purchase 1,000,000 shares of Infotopia, Inc. common stock for $0.138 was also issued.) (Of the $1,767,500 the company has received $1,383,800 and the balance of 383,700 will be paid upon effectiveness of the SB-2 registration.)

     On September 14, 2000, 500,000 shares were issued to Triad, Inc. in exchange for the forgiveness of their promissory notes valuing $150,000.

     On September 21, 6,200,000 shares were issued to Robert Pierce for consulting services for the world wide web and Internet projects; 1,500,000 shares were issued to Bruce Colfin for legal services.

     On October 5th Thomson Kernaghan converted their one million warrants to Common Stock of the Company for $138,000 which is payable upon effectiveness of the Registration Statement.

     On October 12, 2000, 1,500,000 shares were issued to First Equity Capital as compensation for their services relating to the issuance of promissory notes with warrants.

     During this period the company issued promissory notes for a total value of $823,000. The company issued 5,553,250 warrants at an average price of $0.15. These warrants were subsequently converted to Common Stock in October.

     On October 16, 2000 the company entered into an agreement with Thomson Kernaghan for an option to purchase 3,000,000 shares of common stock for $500,000 at $0.16 per share. (The $500,000 will be utilized to provide a loan to National Boston Medical, Inc. This loan, along with consideration from other creditors will allow National Boston Medical, Inc. to submit a reorganization plan to the bankruptcy courts in order to come out of their Chapter 11 Bankruptcy.)

     On October 18, 2000 the Company entered into an agreement with Thomson Kernaghan for an option to purchase 4,000,000 shares of Common Stock for $800,000 at .20 per share, payable upon effectiveness of an SB-2 registration of said option.

     On October 20, 2000 the Company entered into an agreement with Capacity Unlimited for an option to purchase 4,125,000 shares of Common Stock for $525,000 at .127 per share, $200,000 payable on October 24th and the balance upon effectiveness of an SB-2 registration of said option.

     On October 22, 2000 the Company entered into an agreement with various consultants for 4,155,000 options for Common Stock in exchange for services. These options are cashless options and the Company will receive services in lieu of cash.

     The Company has utilized the proceeds from the various stocks and option issuances to retire the Company's entire short and long term debt excluding, one $50,000 promissory note. The Company has subsequently invested $1,100,000 additional capital into the Torso Tiger campaign to fund additional inventory requirements to meet the high sales demand for the Torso Tiger. (The Company has averaged approximately $1,000,000 in orders per week since the inception of the Torso Tiger campaign on August 18th, 2000.)

     On October 1, 2000 the Company reached a settlement agreement with Cactus Jack's Marketing Corporation and Jack E. Barringer, Cactus Jack's Marketing Corporation and Jack E. Barringer had previously filed a lawsuit and asked for damages of $5,000,000 on a variety of complaints. The lawsuit was dropped in exchange for $100,000.00 and the return of all remaining inventories of Cactus Jack's products to Cactus Jack's Marketing Corporation.

     On October 12, 2000 the Board of Directors with majority consent from shareholders approved the increase of authorized shares to 190 million common and 10 million preferred.

     EMPLOYEE CONTRACTS ...

     On September 18, 2000, the Company entered into a Settlement Agreement with Scott Evans for settlement of debt of $60,977 by $50,000 in cash and the residual in 36,590 shares of common stock of Infotopia.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion should be read in conjunction with the Company's financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW

     Infotopia, Inc. ("Infotopia" or the "Company") was originally incorporated as Flex Marketing, Inc. under the laws of the State of Ohio on September 11, 1997. In accordance with a share exchange agreement executed on November 21, 1998 by and between National Boston Medical, Inc. and Dr. Abravanel's Formulas, Inc., Flex Marketing was acquired by National Boston Medical, Inc. who changed the name of the Company from Flex Marketing to Infotopia. Under the terms of the share exchange agreement, 100% of the outstanding stock of Infotopia, Inc. was exchanged for the common stock of Dr. Abravanel's Formulas, Inc. As a result of the share exchange, Dr. Abravanel's Formulas, Inc. changed its name to Infotopia, Inc.

     Infotopia Inc. is in the Direct Marketing business encompassing commercials, informercials, print media, radio and the World Wide Web. In order for the Company to increase revenues significantly, it may be necessary to seek additional capital to accomplish its business plan. Over the next four months the Company will require approximately $3,000,000 for inventory, media and production expenses. This will be sufficient to continue ongoing operations including existing and future projects. The Company expects to raise these funds in equity placements that are already in the final stages of completion. The Company is currently reviewing several financing opportunities and will announce any developments as they occur. The Company realizes how critical new product development is to Retail Marketing and considers its product research and development/marketing department to be key to the Company's future. New product ideas come from a variety of sources, including inventors, suppliers, trade shows, industry conferences, strategic alliances with manufacturing and consumer product companies. The Company has approximately eight new projects in various stages of development which are all applicable to Direct Marketing. In addition, the Company has pending acquisitions for several additional products.

     The Company conducts extensive research and market evaluation of each product in order to determine if such product may lend itself to marketing through direct response television and ultimately through non-infomercial distribution. Upon final acceptance of the product, the Company obtains the rights to the products created by third parties through various licensing arrangements generally involving royalties related to sales of the product. The Company also obtains rights to sell products, which have already been developed, manufactured and marketed through infomercials produced by other companies. The Company generally seeks exclusive worldwide rights to all products in all means of distribution. These include the successful Backstroke Back Massager that was launched in November of 1998 and has been sold in both domestic and international markets.

     The Company plans to hire 5 new employees within the next 12 months. Any significant increase in demand for customer support and sales may require adding further employees. Infotopia's goal is to become a leader in Electronic Retailing, specializing in Direct Response Television ("DRTV"). Electronic Retailing, which includes television, radio and the Internet, is the use of such electronic media to offer products to the consumer while simultaneously providing a vehicle through which to order the merchandise.

PRODUCTS

     Infotopia is currently marketing the Torso Tiger, the Body Rocker, the Turkey Saddle and the Backstroke Back Massager through direct response marketing. The Torso Tiger II is strictly available through major retailers in the United States through direct marketing only.

TORSO TIGER

     The Torso Tiger is an abdominal and upper body exercise machine. It allows the user to exercise the upper and lower abdominal muscles, waist, chest, back and shoulders, and triceps and biceps simultaneously.

     The Torso Tiger II is a smaller version of the Torso Tiger which is sold through major retailers throughout the world.

BODY ROCKER

     The Body Rocker affords the user the ability to do strength training and a non-impact aerobic workout using one machine. The areas affected through the use of the Body Rocker include the upper and lower body abs, waist, chest, back and shoulders, triceps, biceps and the hamstring gluts and thighs.

TURKEY SADDLE

     The Turkey Saddle is a fully netted cotton material that can hold up to a 40-pound turkey. The Turkey Saddle is placed under a turkey before it is baked by means of straps which are raised up over the sides to hold the legs and wings tucked inside the Turkey Saddle. When the turkey is ready to be removed from the oven, the Turkey Saddle is used to lift the turkey from the cooking pan to the platter. A patent is pending on the Turkey Saddle. The Company currently has a commitment for one million units from a major retail chain.

BACKSTROKE BACK MASSAGER

     The Backstroke Back Massager is a body massager and health care device which was designed by a doctor of chiropractic medicine. The Backstroke Back Massager provides muscle stimulation, increased circulation and acupressure in the neck, back and torso. The unit is marketed with an adjustable neck support roller and video instruction tape.

(PRODUCTS TO BE RELEASED BETWEEN NOW AND JANUARY 31, 2000

     The Company has currently in development eight addtional projects. Some of these projects have completed informercials and others will be completed by January 31, 2000. The products represent potential revenue in excess of $2000,000,000 over the next two years.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 31, 2000 AS COMPARED TO THE SIX MONTHS ENDED AUGUST 31, 1999

REVENUES

     The Company recognizes revenues when the goods are shipped to the buyer. Products are occasionally on back order and therefore, the revenues associated with these orders are considered deposits to customer accounts for sales not yet completed.

     During the six months ended August 31, 2000, the Company's net revenues were $1,026,566, an increase of $1,026,566 as compared to the six months ended August 31, 1999.

This was due to the fact that the predecessor company, Dr. Abravanel's Formulas Inc., was a startup company that had yet to generate any revenue. During the past six-month period, however, the Company has become a leading provider of retail products sold primarily through infomercials with some available through direct retail. The products are geared to delivery through electronic ordering and include television, radio and the Internet. Given so large a buying audience and the "reach" available through these media, the Company has been able to make major inroads in the development of sales during a relatively short period.

OPERATING EXPENSES

     As mentioned earlier, the predecessor company was not fully operational and therefore required relatively small expenditures to operate. Infotopia, on the other hand, went through a major restructuring during this comparable period, redefining its strategic plan to focus primarily on a highly targeted and relatively upscale segment of the retail buying market, the fitness enthusiasts. This shift in its business coupled with Infotopia becoming a public company resulted in the Company incuring certain expenses unique to public companies including professional and legal fees. In addition, the Company entered into a variety of licensing agreements designed to enable it to offer premium products in the areas in which the Company had chose to compete. Thus, General and Administrative Expenses were $5,289,229 for the six months ended August 31, 2000 as compared to $5,182 for the six months ended August 31, 1999.

     Selling and Marketing Expenses were $3,152,199 for the six months ended August 31, 2000 as compared to $0.00 during the comparable period of 1999. Selling and Marketing Expenses are a key component of the Retail Marketing industry and therefore, such expenses will generally comprise a large portion of the Company's total operating expenses. Thus, during the six months ended August 31, 2000, Selling and Marketing Expenses were 32.8% of total operating expenses of $9,614,557. It should also be noted and as discussed below, a major portion of the Selling and Marketing Expenses reflected in the Company's Statement of Operations were incurred during the three month period ended August 31, 2000.

     For the six-month period ended August 31, 2000, the Company incurred an impairment loss of $935,697. This was attributable to a Settlement Agreement entered into by the Company and Cactus Jack's Marketing Corporation ("Cactus Jack"). The Settlement Agreement required that the Company pay cash in an amount of approximately $100,000 to

Cactus Jack and in addition, pay the outstanding invoices of certain of Cactus Jack's suppliers and vendors. The Company expensed the entire settlement during the six month period. In addition, the impairment loss includes capitalized expenses related to production costs for certain products licensed to the Company by Dean Tornabene. The body Rocker informercial was completely re-edited and reproduced and the Company has chosen to write off the cost of the original production of the Body Rocker informercial produced by Promoseltzer, Inc.


OTHER EXPENSES

     The Company reported depreciation and amortization expenses of $237,432 for the six month period ended August 31, 2000. These expenses were largely attributable to the amortization of the production costs associated with the Company's videotapes and films used for its infomercials.

NET INCOME (LOSS) BEFORE INCOME TAXES

     For the six month period ended August 31, 2000, the Company had a loss of ($9,333,872) as compared to a loss of ($5,182) during the comparable period of 1999. The Company is a new provider of the products and services that it offers through infomercials and direct product marketing. Therefore, many of the expenses associated with its business during the six-month period ended August 31, 2000 are one-time charges related to startup organizations. Such expenses include the amortization of capital licenses, production costs, professional and legal fees, and management and product consulting fees. The Company believes that as its experience in the business matures and it generates more sales volume, it will generate higher revenues and be profitable.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2000 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 1999

REVENUES

     The Company reported revenues of $155,298 for the three month period ended August 31, 2000 as compared to revenues of $0.00 during the comparable period in 1999. As explained above, the predecessor company was a developmental company that was not fully operational. Although Infotopia is still in a developmental stage, its sales performance as of the filing of this financial report is very brisk. In addition, for a number of products, there is a time lag between ordering and the booking of revenues. This is due to the fact that revenues are not booked until the product is actually shipped. In some instances, products may be on back order and therefore, the booking of the revenue may not occur for a significant period of time although the corresponding expense has occurred.

OPERATING EXPENSES

     The Company incurred General and Administrative operating expenses of $4,849,620 for the three months ended August 31, 2000. These expenses consisted primarily of legal and professional services fees related to the Company becoming a reporting company under the Securities and Exchange Act of 1934 (the "Exchange Act") as well as for certain management consulting services rendered to the Company in connection with the restructuring of its overall business strategy.

     The Company reported Selling and Marketing expenses of $3,810,338 for the three months ended August 31, 2000. Most of this category of expense consisted of monies associated with a Settlement Agreement entered into by the Company and Thomas Kernaghan & Co. Limited ("TK"). The former parent company of Infotopia, National Boston Medical, Inc. had assumed the royalty provisions in their agreement with Thomson Kernaghan which Dr. Abravanel's Formulas, Inc. assumed in their share exchange with National Boston Medical, Inc. The Company issued 6,500,000 shares of common stock as settlement of $4,750,000 in potential royalties.

     The Company's Impairment Loss of $935,697 was the result of a Settlement Agreement by and between Cactus Jack's Marketing Corporation which was discussed above in the section regarding the results of operation during the six months ended August 31, 2000 and reclassification of certain expenses associated with the Bradey Becker Informercial. All $935,697 was actually incurred during the three-month period ended August 31, 2000.

     Depreciation costs for the three-month period ended August 31, 2000 were $80,527 primarily the result of the amortization of the production costs associated with the Company's development of its infomercials, the key component of the Company's business.

NET INCOME (LOSS) BEFORE INCOME TAXES

     The Company reported a net loss of ($17,799,240) for the three-month period ended August 31, 2000. As mentioned previously there are a number of reasons the Company experienced this loss, including the Company entering into a new business in which the timing of revenues and expenses is not synchronous in terms of when revenues is actually realized. Thus, although there was approximately an additional $2 million dollars in orders that actually took place during the month of August 2000, these revenues could not be recorded on the Company's financial statements as the products had not been shipped to the individual purchasers and retailers. In addition, the Company is still in a startup mode and has had to incur one-time expenses associated with changes in its overall direction, operating philosophy and basic business. Given how brisk business has been with the Company's major products, the Company expects to more evenly foot revenues with costs in the not too distant future.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents at the end of the six months ended August 31, 2000 in the amount of $83,049 as compared with $11,150 for the comparable period in 1999. As of August 31, 2000, the Company had a working capital deficit of $4,704,176 and an accumulated deficit of $21,385,766. The Company's long-term debt consists of notes payable to Flex Marketing Inc., Stock Subscription Agreements and other notes payable.

     The Company currently anticipates existing sources of liquidity and cash to be sufficient to satisfy its operational needs through the next nine months. To make future acquisitions or for other forthcoming similar expenses, the Company may seek to increase the amount of its credit facilities, negotiate additional credit facilities or issue corporate debt or equity securities. Any debt incurred or issued by the Company may be secured or unsecured, fixed or variable rate interest and may be subject to such terms as the Board of Directors of the Company deems prudent. The Company expects any proceeds from such additional credit or sales of securities to be used primarily in the development and marketing of its products. No assurances can be given that the Company will be successful in obtaining any additional credit facilities or in generating sufficient capital from the sale of its securities to adequately fund its operational needs.

     The Company believes that its business is subject to seasonal trends. Sales of the Company's product offerings tend to be very strong during the first five months of the year and very sluggish during the summer months. The Financial Statements for the six months ended August 31, 2000 reflect this seasonality.

     The Company does not believe that inflation had a significant impact on the Company's results of operations for the period presented. On an ongoing basis, the Company attempts to minimize any effects of inflation on its operating results by controlling operating costs, and, whenever possible, seeking to insure that product price rates reflect increases in costs due to inflation.

     CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Company's future profitability; the uncertainty as to the demand for Distance Learning; increasing competition in the Distance Learning market; the ability to hire, train and retain sufficient qualified personnel; the ability to obtain financing on acceptable terms to finance the Company's growth strategy;

and the ability to develop and implement operational and financial systems to manage the Company's growth.

     New Accounting Pronouncements

     No new pronouncement issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants or the Securities and Exchange Commission is expected to have a material impact on the Company's financial position or reported results of operations.

                                 INFOTOPIA, INC.
                                 BALANCE SHEETS
                               AT AUGUST 31, 2000
                                    UNAUDITED

                                                                      At                            At
                                                               August 31, 2000              February 29, 2000
                                                               ---------------              -----------------
CURRENT ASSETS
       Cash and cash equivalents                                 $   83,049                      $ 2,838
       Accounts receivable, net of allowance for
         doubtful accounts of $27,000                             1,239,325                          525
       Inventory                                                    820,778                       11,745
       Prepaid expenses and other current assets                  2,581,073                            0
                                                                  ---------                      -------
            Total current assets                                  5,646,896                       15,108

PROPERTY AND EQUIPMENT, less
       accumulated depreciation and amortization
       of $193,472 and $182,154                                     191,372                            0
CAPITALIZED PRODUCTION COSTS, less
       accumulated amortization of $745,286                               0                            0
OTHER ASSETS
       Licenses and other intangibles, less accumulated
         amortization of $646,730                                   963,048                            0
                                                                  ---------                      -------
            TOTAL ASSETS                                         $5,878,645                      $15,108
                                                                 ==========                      =======

                                 INFOTOPIA, INC.
                                 BALANCE SHEETS

                                    UNAUDITED


                                                                                For the period ended          For the period ended
                                                                                   August 31, 2000              February 29, 2000
                                                                                   ---------------              -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Due to related party                                                           $                               $    0
     Accounts payable and accrued expenses                                            6,690,124                          0
     Current maturities of long-term debt                                             1,510,949                          0
     Current maturities of notes payable to stockholders                                 54,989                          0
     Deferred revenue, current portion                                                1,172,339                          0
                                                                                    -----------                     -------
     Total current liabilities                                                        9,428,401                          0

LONG-TERM LIABILITIES                                                                    37,092                          0
                                                                                    -----------                     -------
                                                                                      9,465,493                          0
STOCKHOLDERS' EQUITY
     Common stock - 8/31/00: $.001 par value, 100,000
     shares authorized; 53,308,902 shares issued and outstanding;                        53,309                          -
     Common stock - 2/29/00: $.001 par value,
     shares authorized; 40,000,000; shares issued and outstanding                                                    12,841
     Additional paid-in-capital                                                      17,745,610                      38,333

     Accumulated deficit                                                            (21,385,766)                    (36,066)
                                                                                    -----------                     -------
     Total stockholders' equity                                                      (3,586,847)                     15,108
                                                                                    -----------                     -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 5,878,645                     $15,108
                                                                                    ===========                     =======

INFOTOPIA, INC.
STATEMENT OF OPERATIONS

UNAUDITED

                                                  For the six month period ended               For the three month period ended
                                                  ------------------------------               --------------------------------
                                               August 31, 2000       August 31, 1999         August 31, 2000       August 31, 1999
                                               ---------------       ---------------         ---------------       ---------------
REVENUE
     Sales, net of returns and allowances
       of $0, $0, $64,986 and $0                $ 1,026,566             $       0             $   155,298             $     0
COST OF SALES                                       400,697                     0                  27,745                   0
                                               ------------             ---------             -----------             -------
GROSS PROFIT                                        625,869                     0                 127,553                   0
                                               ------------             ---------             -----------             -------
OPERATING EXPENSES
     General and administrative                   6,185,014                 5,182               4,849,020               2,303
     Selling and marketing                        4,152,199                     0               3,810,338                   0
     Impairment Loss                                935,697                                       935,697
     Depreciation and amortization                  237,432                     0                  80,527                   0
                                               ------------             ---------             -----------             -------
          Total operating expenses               11,510,342                 5,182               9,675,582               2,303
                                               ------------             ---------             -----------             -------
LOSS FROM OPERATIONS                            (10,884,473)               (5,182)             (9,548,029)             (2,303)
OTHER EXPENSES
     Interest expense                               198,188                     0                       0                   0
                                               ------------             ---------             -----------             -------
LOSS BEFORE INCOME TAXES                        (11,082,661)               (5,182)             (7,799,240)             (2,303)

INCOME TAXES                                              0                (1,963)                      0                (483)
                                               ------------             ---------             -----------             -------
NET LOSS                                       $(11,082,661)            $  (3,219)            $(7,799,240)            $(1,820)
                                               ============             =========             ===========             =======

Basic and diluted loss per share

Weighted average shares outstanding

                                 INFOTOPIA, INC.
                             STATEMENT OF CASH FLOWS
            For the periods ended August 31, 2000 and August 31, 1999
                                    UNAUDITED

                                                                                  For the six month periods ended
                                                                                  -------------------------------
                                                                               August 31, 2000       August 31, 1999
                                                                               ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net (loss)                                                                $(11,082,661)           $ (3,219)
          Adjustments to reconcile net (loss) to net cash
            provided by (used in) operating activities
                Depreciation and amortization                                        237,432
                Impairment Loss                                                      935,697
                Increase in deferred taxes                                                                (1,963)
       Changes in assets and liabilities
                Accounts receivable - trade                                       (1,208,535)
                Inventory                                                           (625,247)
                Prepaid expenses                                                  (2,779,513)
                Common stock issued for services                                   8,303,288
                Accounts payable and accrued expenses                              8,703,182
                Customer deposits                                                    541,038
                                                                                 -----------            --------
Net cash provided by operating activities                                         (2,052,648)             (5,182)
                                                                                 -----------            --------
CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property and equipment                                           (250,490)
       Licenses and other intangibles                                               (114,008)
                                                                                 -----------            --------
Net cash used in investing activities                                               (364,498)                  0
                                                                                 -----------            --------
CASH FLOWS FROM FINANCING ACTIVITIES
       Note Receivable                                                                                      (525)
       Proceeds from issuance of debt                                              1,190,000
       Payments on debt                                                             (733,629)
       Payment of special distribution                                                                   (19,475)
       Proceeds from stock subscriptions                                           2,039,245
       Common stock offering costs                                                                        (7,375)
                                                                                 -----------            --------
Net cash provided (used in) financing activities                                   2,495,616             (27,375)
                                                                                 -----------            --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  78,470             (32,557)
                                                                                 -----------            --------
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                        4,579              43,707
                                                                                 -----------            --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                             83,049              11,150
                                                                                 ===========            ========
SUPPLEMENTAL INFORMATION
       Interest paid                                                             $         0
       Income taxes paid                                                         $         0

PART II   OTHER INFORMATION

     Item 1     Legal Proceedings

     Infotopia is not a party to any litigation.

     Item 2     Changes in Securities

                See Financial Statements

     Item 3     Defaults on Debt or Equity Instruments.

                None

     Item 4     Submission of Matters to a Vote of Shareholders

     Majority consent to an increase in the Company's authorized capitalization in the six month period ended August 31, 2000.

     Item 5     Other Information

                None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

3.1 The Company's Articles of Incorporation are attached to the Company's Amended Form 10-SB, filed on April 30, 1999. These exhibits are incorporated by reference to that Form.

3.2 The Company's Bylaws are attached to the Company's Amended Form 10-SB, filed on April 30, 1999. These exhibits are incorporated by reference to that Form.

10.1 Settlement Agreement with Thomas Kernaghan & Co. Limited.

10.2 Settlement Agreement and Full Release with Cactus Jack.*

10.3 Form of Subscription Agreement.

27   Financial Data Schedule

* To be filed by amendment.

Reports on Form 8-K:

On July 11, 2000, the Company filed a Form 8-K/A with pro forma financial statements regarding its share exchange with Dr. Abravanel's Formulas, Inc. which was filed earlier in 2000. That Form is hereby incorporated by reference.

On August 17, 2000, the Company filed a Form 8-K stating that the Company had increased the number of shares it is authorized to issue from 50 million to 100 million. That Form is hereby incorporated by reference.

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the dates indicated.


        Signature            Position                          Date

   By: Daniel Hoyng          Chairman, Chief Executive         October 23, 2000
       ---------------       Officer and Director
       Daniel Hoyng


   By: Marek Lozowicki       Acting Chief Financial Officer    October 23, 2000
       ---------------
       Marek Lozowicki