Form 10QSB
period 2000-11-30
INFOTOPIA INC
filed 2001-01-23
CIK 1066759

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

               FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000
                        COMMISSION FILE NO. 000-251572

                                 INFOTOPIA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  NEVADA                     95-4685068
          (STATE OF ORGANIZATION) (I.R.S. EMPLOYER IDENTIFICATION NO.)

                                218 TEARALL ROAD
                                RAYNHAM, MA 02767
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (508) 884-9900

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X

AS OF JANUARY 23, 2001, THERE WERE 189,996,005 SHARES OF COMMON STOCK
OUTSTANDING.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

        Unaudited financial statements as of November 30, 2000, and for the nine-month period then ended.


                                 INFOTOPIA, INC.
                                 BALANCE SHEETS
                              AT NOVEMBER 30, 2000
                                    UNAUDITED


                                                                    At                         At
                                                             November 30, 2000           February 29, 2000
                                                             -----------------           -----------------
CURRENT ASSETS
       Cash and cash equivalents                                 $  497,942                      $ 2,838
       Accounts receivable, net                                   1,461,807                          525
       Inventory                                                    646,977                       11,745
       Loan Receivable - affiliate                                  500,000                            0
       Prepaid expenses and other current assets                    365,922                            0
                                                                  ---------                      -------
            Total current assets                                  3,472,647                       15,108

PROPERTY AND EQUIPMENT, less
       accumulated depreciation
       of $224,988 and $0                                           238,590                            0
CAPITALIZED PRODUCTION COSTS, less
       accumulated amortization of $458,650 and $0                  900,000                            0
OTHER ASSETS
       Other Investments                                            594,444
       Licenses and other intangibles, less accumulated
         amortization of $366,465                                 2,176,312                            0
                                                                  ---------                      -------
            TOTAL ASSETS                                         $7,381,993                      $15,108
                                                                 ==========                      =======

                                 INFOTOPIA, INC.
                                 BALANCE SHEETS

                                    UNAUDITED



                                                                      For the period ended      For the period ended
                                                                       November 30, 2000         February 29, 2000
                                                                       -----------------         -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                             $      2,320,455          $             0
     Current maturities of long-term debt                                        50,000                        0
     Current maturities of notes payable to stockholders                         11,274                        0
                                                                          -------------            -------------
TOTAL LIABILITIES                                                             2,381,729                        0

STOCKHOLDERS' EQUITY
     Common stock  - 11/31/00: $.001 par value, 190,000,000
     shares authorized; 161,806,005 shares issued and outstanding;              161,806                        0
     Common stock - 2/29/00: $.001 par value,
     shares authorized 40,000,000; shares issued and outstanding                                          12,841
     Additional paid-in-capital                                              41,071,632                   38,333
     Accumulated deficit                                                    (36,233,174)                 (36,066)
                                                                          -------------            -------------
     Total stockholders' equity                                               5,000,264                   15,108
                                                                          -------------            -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $   7,381,993            $      15,108
                                                                          =============            =============

                                 INFOTOPIA, INC.
                             STATEMENT OF OPERATIONS

                                    UNAUDITED


                                                  For the nine month period ended            For the three month period ended
                                                  -------------------------------           --------------------------------
                                               November 30, 2000   November 30, 1999     November 30, 2000   November 30, 1999
                                               -----------------   -----------------     -----------------   -----------------
REVENUE
     Sales, net of returns and allowances
       of $360,609, $0, $295,623 and $0          $  8,657,040         $          0         $  8,371,770         $          0
COST OF SALES                                       2,425,706                    0            2,364,284                    0
                                                 ------------         ------------         ------------         ------------
GROSS PROFIT                                        6,231,334                    0            6,007,486                    0
                                                 ------------         ------------         ------------         ------------
OPERATING EXPENSES
     Professional Services/Consulting              16,430,340                    0           14,491,249                    0
     General and administrative                     4,052,533                5,882            1,325,443                  700
     Selling and marketing                          9,340,922                    0            5,587,755                    0
     Impairment Loss                                  935,697                    0                    0
     Depreciation and amortization                    693,476                    0              456,044                    0
                                                 ------------         ------------         ------------         ------------
          Total operating expenses                 31,452,968                5,882           21,860,491                  700
                                                 ------------         ------------         ------------         ------------
LOSS FROM OPERATIONS                              (25,221,634)              (5,882)         (15,853,005)                (700)
OTHER EXPENSES
     Interest expense                                 200,151                    0              200,151                    0
                                                 ------------         ------------         ------------         ------------
LOSS BEFORE INCOME TAXES                          (25,421,785)              (5,882)         (16,053,156)                (700)

INCOME TAXES                                                0                2,650                    0                  687
                                                 ------------         ------------         ------------         ------------
NET LOSS                                         $(25,421,785)        $     (3,232)        $(16,053,156)        $        (13)
                                                 ============         ============         ============         ============

Basic and diluted loss per share                       (0.52)                (0.66)               (0.28)               (0.11)

Weighted average shares outstanding              $ 49,342,020               12,841           57,873,985               12,841

                                INFOTOPIA, INC.
                            STATEMENT OF CASH FLOWS
         For the periods ended November 30, 2000 and November 30, 1999
                                   UNAUDITED


                                                                  For the nine month period ended
                                                                  -------------------------------
                                                               November 30, 2000    November 30, 1999
                                                               -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net (loss)                                                $(25,421,785)        $     (3,232)
          Adjustments to reconcile net (loss) to net cash
            provided by (used in) operating activities
                Depreciation and amortization                         693,476
                Issuance of Stock for Services                     17,434,140
                Impairment Loss                                       935,697
                Increase in deferred taxes                                                  (2,650)
       Changes in assets and liabilities
                Accounts receivable - trade                        (1,047,667)
                Inventory                                            (451,446)
                Prepaid expenses                                      358,310
                Accounts payable and accrued expenses              (2,066,382)
                Due to related party                                8,703,182
                Customer deposits                                    (631,301)
                                                                 ------------         ------------
Net cash provided by operating activities                          (1,493,776)              (5,882)
                                                                 ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property and equipment                            (385,742)
       Licenses and other intangibles                              (2,511,624)
                                                                 ------------         ------------
Net cash used in investing activities                              (2,897,366)                   0
                                                                 ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
       Loan to affiliate                                             (500,000)                (525)
       Proceeds from issuance of debt                               2,025,500
       Payments on debt                                            (2,300,240)
       Payment of special distribution                                                     (19,475)
       Proceeds from stock subscriptions                            5,659,245
       Common stock offering costs                                                         (12,562)
                                                                 ------------         ------------
Net cash provided (used in) financing activities                    4,884,505              (32,562)
                                                                 ------------         ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  493,363              (38,444)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                         4,579               43,707
                                                                 ------------         ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                             497,942                5,263
                                                                 ============         ============
SUPPLEMENTAL INFORMATION
       Interest paid                                             $          0
       Income taxes paid                                         $          0

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES


During the nine month period ended November 30, 2000, the Company:

-- issued 59,458,500 shares of the Company's common stock at a value of $16,430,340, as compensation for services rendered by various consultants, attorneys and others;

-- purchased the Torso Tiger license for 4,000,000 shares of the Company's common stock for a value totaling $600,000;

-- issued 22,701,590 shares of the Company's common stock to relieve note payables valuing $5,497,028;

-- issued 13,678,125 shares of the Company's common stock for promissory notes converted for a total value of $1,975,500.

                                 Infotopia, Inc.
                          Notes to Financial Statements
                For the Nine Month Period Ended November 30, 2000
                                   (Unaudited)



NOTE 1 - Summary of significant accounting policies

a)       Organization and Basis for Presentation

         Infotopia, Inc. (Formerly Flex Marketing, Inc. (OH)) (the "Company" or "Infotopia") was incorporated under the laws of Ohio in September 11, 1997. The Company was acquired by National Boston Medical, Inc. (NV) in a share exchange agreement executed on April 25, 2000. The Company was spun-off in a share exchange agreement between National Boston Medical, Inc. and Dr. Abravanel's Formulas, Inc. (DABV) in which 100% of the outstanding stock of Infotopia, Inc. were exchanged for common stock of DABV. As a result of the plan of the exchange, Dr. Abravanel's Formulas, Inc. changed its name to Infotopia, Inc. (IFTP).

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

e)       Cash and Cash Equivalents

         The Company considers all highly liquid investments purchased with remaining maturities of three months or less to be cash equivalents.

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

n)       Fair Value of Financial Instruments

         The carrying values of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value due to the relatively short maturity of these instruments. The fair value of long-term borrowings was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of long-term borrowings approximates the carrying amounts at November 30, 2000.

o)       Long-lived Assets

         Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the assets and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

p)       Stock-Based Compensation

         The Company has adopted the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

NOTE 2 - PREPAID EXPENSES

         Prepaid expenses are summarized as follows:

                                                                             Nov 30, 2000
                                                                             ------------
            Legal and professional services                                      $243,397
            Leases                                                                 12,595
            Royalties and other deposits                                          109,930
                                                                                  -------
                 Total prepaid expenses                                          $365,927
                                                                                 ========

     NOTE 3 - PROPERTY AND EQUIPMENT

            Property and equipment is summarized as follows:

                                                                             Nov 30, 2000
                                                                             ------------
            Warehouse equipment and molds                                        $232,351
            Computer equipment and software                                       156,488
            Furniture and office equipment                                         55,160
            Leasehold improvements                                                  5,938
            Vehicles                                                               13,641
                                                                                   ------
                                                                                 $463,578
            Less: accumulated depreciation and amortization                       224,988
                                                                                  -------
            Property and equipment, net                                          $238,590
                                                                                 ========

              Depreciation expense for the quarter ended November 30, 2000 was $88,034 and for the nine month period was $188,211.

     NOTE 4 - CAPITALIZED PRODUCTION COSTS

            Capitalized production costs are summarized as follows:

                                                                             Nov 30, 2000
                                                                             ------------
            Dean Tornabene (DTCP) Production                                     $478,650
            Hot Mommies Production                                                250,000
            Total Tiger Production                                                380,000
            Prosteo-Ostate Production                                             250,000
                                                                                  -------
            Total Production Cost                                               1,358,650
            Less: accumulated amortization                                        458,650
                                                                                  -------
            Capitalized production costs - net                                   $900,000
                                                                                 ========

            Production cost amortization for the quarter ended November 30,2000 was $336,055 and $382,584 for the nine month period.


     NOTE 5 - OTHER INVESTMENTS

            Other investment costs are summarized as follows:


                                                                             Nov 30, 2000
                                                                             ------------
            Investment in Millennium Direct                                      $150,000
            Investment in National Boston Medical, Inc.                           444,444
                                                                                  -------
                 Total Investments                                               $594,444
                                                                                 ========

     NOTE 6 - INTANGIBLES

            Intangibles are summarized as follows:

                                                                             Nov 30, 2000
                                                                             ------------
            Goodwill                                                             $880,277
            DTCP license                                                           62,500
            Bun & Thigh License                                                 1,000,000
            Torso Tiger License                                                   600,000
                                                                                  -------
                                                                               $2,542,777
            Less: accumulated amortization                                        366,465
                                                                                  -------
            Total intangibles - net                                            $2,176,312
                                                                               ==========

              Amortization expense for the period was $31,955 for the quarter ended November 30, 2000 and $122,681 for the nine months ended November 30, 2000.

     NOTE 7 - ACCOUNTS PAYABLE

            Accounts payable and accrued expenses consist of the following:


                                                                             Nov 30, 2000
                                                                             ------------
            Accounts payable - regular trade                                     $643,960
            Accrued liabilities                                                 1,253,873
            Accounts payable related to Torso Tiger Agreement                     422,622
                                                                                  -------
                 Total                                                         $2,320,455
                                                                               ==========

     NOTE 8 - LONG-TERM DEBT

            Long-term debt consists of the following:

                                                                             Nov 30, 2000
                                                                             ------------
            Promissory Notes Payable                                              $50,000
                                                                                  -------
                                                                                  $50,000
            Less: Current Portion                                                  50,000
                                                                                   ------
            Total Long-term debt - net                                                 $0
                                                                                       ==


     NOTE 9 - NOTES PAYABLE TO STOCKHOLDERS AND AFFILIATES

         The Company has in aggregate $11,274 due to stockholder loans which arose from the parent's acquisition of various entities.


     NOTE 10 - DEFERRED REVENUE

         There was no deferred revenue at November 30, 2000.

     NOTE 11 - INCOME TAXES

         At November 30, 2000, the Company had net carry-forward losses of approximately $25,421,785. Because of the current uncertainty of realizing the benefit of the tax carry-forwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry-forwards depends predominantly upon the Company's ability to generate taxable income during the carry-forward period.

         Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax asset and liabilities are as follows:

Deferred Tax Assets
     Loss Carry-forwards              $ 13,558,284
     Less: Valuation allowance         (13,558,284)
                                      ------------
Net Deferred Tax Assets               $         --
                                      ============

              Net operating loss carry-forwards expire starting in 2007 through 2019. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

     NOTE 12 - CAPITAL STOCK TRANSACTIONS

              From September 1, 2000 through November 30, 2000, the following common stock shares (shares) were issued for reasons as stated below. The beginning balance at September 1, 2000 was 53,308,902. At the end of the period there were 161,806,005 shares issued and outstanding.

              On September 13, 2000, 2,200,000 common stock shares (shares) were issued to AT Development Trust for investor relations and financial consulting; 3,800,000 shares were issued to employees per their employment contracts; 700,000 shares were issued to an attorney for legal services.

              On September 14, 2000, 1,100,000 shares were purchased by Jeff Rackover at $0.10 per share according to a subscription agreement dated August 18, 2000 for a total investment of $110,000.

              On September 14, 2000, 1,400,000 shares were purchased by MLJ Management, Inc. at $0.10 per share according to a subscription agreement dated August 18, 2000 for a total investment of $140,000.

              On September 14, 2000, 1,880,000 shares were purchased at $0.47 per share according to a subscription agreement for a total investment of $880,000. (this subscription agreement replaced a previously completed subscription agreement at $1.00 per share and reflected anadjustment due to the significant reduction in the price per share of Infotopia, Inc.)

              On September 14, 2000, 4,000,000 shares were issued to Modern Media per the terms of the July 31, 2000 licensing agreement for the Torso Tiger.

              On September 14, 2000, 2,915,000 shares were issued to certain employees for repayment of expense they had incurred on behalf of the company.

              On September 14, 2000, 36,590 shares were issued for settlement of debt.

              On September 14, 2000, 150,000 were issued to two members of the administrative staff of Infotopia, Inc per terms of their employment agreements.

              On September 14, 2000, 6,500,000 shares were issued to Thomson Kernaghan for the settlement of $4,750,000 worth of potential royalties which were assumed from National Boston Medical, Inc. in the acquisition by Dr. Abravanel's Formula (DABV) of Infotopia, Inc.; 12,750,000 shares were issued to Thomson Kernaghan for a total of investment of $1,767,500. (3,750,000 shares were subsequently assigned to Oxford Capital)

              On September 14, 2000, 500,000 shares were issued to Triad, Inc. in exchange for the forgiveness of their promissory notes valued at $150,000.

              On September 21, 6,200,000 shares were issued to Robert Pierce for consulting services for the world wide web and Internet projects at $.7031 per share for a total value of $4,359,220.

              On October 5, 2000, 1,500,000 shares in the name of Jeffery Jacobson were cancelled.

              On October 5, 2000, 1,000,000 shares were purchased by Thomson Kerneghan at $0.138 per share according to a subscription agreement dated October 5, 2000 for a total investment of $138,000.

              On October 12, 2000, 1,500,000 shares were issued to First Equity Capital as compensation for their services relating to the issuance of promissory notes with warrants.

              On October 27, 2000, 1,215,000 shares were issued to First Equity Capital as compensation for their services relating to the issuance of promissory notes with warrants.

              On October 27, 2000, 11,860,125 shares were issued to the promissory note holders who converted their notes to equity. These shares represented a total value of $1,712,500 which was previously received by the company.

              On October 27, 2000, 3,240,000 shares were issued to certain entities and persons for investor relation services.

              On October 27, 2000, 2,500,000 shares were purchased by Capacity Unlimited at $0.08 per share according to a subscription agreement dated October 24, 2000 for a total investment of $200,000; 1,625,000 shares were purchased by Capacity Unlimited at $0.1847 according to a subscription agreement dated October 18, 2000 for a total investment of $100,000.

              On October 27, 2000, 150,000 shares were issued to Lisa Ulshafer for services she provided as an internet and web site consultant.

              On October 27, 2000, 217,388 shares were issued to National Boston Medical, Inc. per the spin-off agreement dated April 25, 2000.

              On October 27, 2000, 1,050,000 shares were issued to Cove Hill Consulting for financial and management services.

              On October 27, 2000, 3,000,000 shares were purchased by Thomson Kernaghan at $0.16 per share according to a subscription agreement dated October 18, 2000 for a total value of $500,000. These proceeds were used to provide a loan to National Boston Medical, Inc. This loan will allow National Boston Medical, Inc. to submit a reorganization plan to the bankruptcy courts in hopes of coming out of their Chapter 11 Bankruptcy.

              On October 27, 2000, 4,000,000 shares were purchased by Thomson Kernaghan at $0.138 per share according to a subscription agreement dated October 24, 2000 for a total investment of $552,000.

              On October 27, 2000, 5,000,000 shares were purchased by Bay Partners Limited at $0.10 per share according to subscription agreement dated October 17, 2000 for a total investment of $500,000; 5,000,000 shares were purchased by Vista Partners at $0.10 per share according to a subscription agreement dated October 17, 2000 for a total investment of $500,000.

              On October 30, 2000, 5,000,000 shares were issued to Bay Partners Limited in exchange for cash flow management and financing resources.

              On October 30, 2000, 1,500,000 shares were issued to Dynamic Views for investor relation services.

              On November 3, 2000, 1,818,000 shares were issued to the promissory note holders who converted their notes to Infotopia common stock. These shares represented a total value of $263,000 which was previously received by the company.

              On November 9, 2000, 7,690,000 shares were issued to Modern Media/Mark Levine for his consulting work on the production of the Hot Mommies, Total Tiger and Prosteo-Ostate infomercials and other projects as required.

              On November 9, 2000, 2,000,000 shares were issued to Johanna McCann for investor relation services.

              On November 9, 2000, 5,000,000 shares were issued to Lohan Media for the license rights to the Bun & Thigh Rocker. (This was only a partial payment for the license; they were to receive 10,000,000 shares valued at $1,000,000, we issued them 5,000,000 shares and paid the remainder in cash; they are also to receive 7,000,000 shares next quarter and a $1,000,000 cash payment for the remainder of the license)



     NOTE 13 - GOING CONCERN

              The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of November 30, 2000, the Company has a working capital deficit of $1,090,919 and an accumulated deficit of $36,233,174. Based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations and funds generated in subsequent transaction section of this document, will be sufficient to fund the Company's working capital. The Company is actively seeking additional equity and debt financing to fund inventory, media and future production expenses. If the Company is unable to obtain such financing, the Company will be forced to scale back operations, which would have an adverse effect on the Company's financial condition and results of operation.

     NOTE 14 - SUBSEQUENT EVENTS

              On January 1, 2001, the company entered into employment agreements with Lisa Ulshafer, Vice-President of Information Technology, Robert Tilton, Vice-President of Investor Relations and Alan Ricks, Vice-President of Operations.

              On January 4, 2001, 7,000,000 shares were issued to Lohan Media, LLC for the license rights to the Bun & Thigh Rocker.

              On January 4, 2001, 750,000 shares were issued to The Vision Publishing Corp. for investor relation services.

              On January 4, 2001, 180,000 shares were issued to Next Millennium Capital Holdings, LLC for capital development services.

              On January 4, 2001, 400,000 shares were issued to Edward S. Gelfand/Pro-Osteo, LLC per our agreement with Modern Interactive Technologies.

              On January 4, 2001, 800,000 shares were issued to The Infomercial Development Companies for the license rights to five infomercial products; (1) The Medicus Dual 2000 golf training program with Davis Love, III; (2) Cathi Graham's Fresh Start weight loss program; (3) Robert Allen's Multiple Streams of Cash business opportunity program; (4) The Facial Spa skin care program; and (5) The Rejuvicare skin care program.

              On January 4, 2001, 1,000,000 shares were issued to Bondy & Schloss for Legal Services.

              On January 4, 2001, 12,000,000 shares were issued to Altea Investments in exchange for a $600,000 loan. This stock is to be held in escrow as collateral against the short-term loan. The 12,000,000 shares of Infotopia common stock will be returned to treasury upon full payment of the loan. If the loan is not paid in cash, the shares will be released to cover the debt; 2,400,000 shares were issued to Altea Investments for financing fees.

              On January 4, 2001, 1,120,000 shares were purchased by Daniel Hoyng at $.0625 per share for a total investment of $70,000; 1,120,000 shares were purchased by Marek Lozowicki at $.0625 per share for a total investment of $70,000; 1,120,000 shares were purchased by Ernest Zavarol at $0.625 per share for a total investment of $70,000 (as allowed by their employment agreements).

              On January 4, 2001, 300,000 shares were issued to The Frederiksen Group for past services provided for infomercial production.

              On January 8, 2001, the company entered into employment agreements with William Gross, Vice-President of Internet Marketing and Doug Blattner, Chief Information Officer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company's financial statements and notes thereto appearing elsewhere in this report.


OVERVIEW

         Infotopia, Inc. was originally incorporated in the name of Flex Marketing, Inc. under the laws of the State of Ohio on September 11, 1997. The Company was acquired by and became a wholly owned subsidiary of National Boston Medical, Inc. in a share exchange agreement executed on November 21, 1998. On April 25, 2000, Dr. Abravanel's Formulas, Inc., a Nevada corporation ("Dr. Abravanel's"), acquired Infotopia in a share exchange in which 100% of the outstanding stock of Infotopia was exchanged for common stock of Dr.Abravanel's. As a result of the share exchange, Dr. Abravanel's changed its name to Infotopia, Inc.

        Infotopia is in the Direct Marketing business encompassing commercials, infomercials, print media, radio and the World Wide Web. In order for Infotopia to increase revenues significantly, it may be necessary to seek additional capital to accomplish our business plan. The Company is funded through cash flows from operations and does not anticipate that it will need any additional funding over the next twelve months for ongoing operations including existing and future projects. We realize that the life-blood of Direct to Retail Marketing is new products. Therefore our product research and development/marketing department is considered to be of key importance to our future. New product ideas come from a variety of sources, including inventors, suppliers, trade shows, industry conferences, strategic alliances with manufacturing and consumer product companies. Currently, we have 16 new products in various stages of development, all suitable for "Direct to Retail" Marketing.

        We do extensive research and market evaluation of each product in order to determine if a product may be suited for direct response television and subsequent marketing through non-infomercial distribution. Upon final acceptance of the product, we obtain the rights to the products created by third parties through various licensing arrangements generally involving royalties related to sales of the product. We also obtain the rights to sell products, which have already been developed, manufactured and marketed through infomercials produced by other companies. We generally seek exclusive worldwide rights to all products in all means of distribution. These include the successful Backstroke Back Massager that was launched in November of 1998 and has been sold in both domestic and international markets.

        We hired five (5) new employees. As the company expands its operations, we may add additional employees. Our goal is to become a leader in Electronic Retailing, specializing in Direct Response Television (DRTV). Electronic Retailing is the use of any electronic media to present products to the consumer and provide a means of purchasing. There are four characteristics of electronic retailing:

                  (i) Electronic media includes television, radio and the Internet.

                  (ii) The message contains all information that the consumer needs to make a buying decision.

                  (iii)    There is a specific offer made to the consumer.

                  (iv) There is an appeal to the consumer to make an immediate buying decision.

        The success of the Backstroke was the result of trial and error and a fast learning curve on the part of our management. Deciding that it is better to learn from the mistakes of others, we undertook extensive research into the electronic retailing industry. We analyzed the competition for its strengths and weaknesses. "Why do some products succeed while others fail?" "Why do some companies succeed while others fail?" We learned that the companies or products that failed all shared some common traits:

                Lack of new products

                Inability to attract inventors

                Poorly designed products

                Insufficient cost containment

        We realized that the current Direct Marketing paradigms needed to be challenged and reinvented with the emphasis placed on the inventor. The inventor is supported by a streamlined organization that is capable of marshaling the skills and resources best suited to a particular inventor and product. Our streamlined organization provides this new paradigm. Through strategic industry alliances, we are able to offer a broad range of talent and expertise that would be extremely expensive to offer in house. Our management has chosen to outsource specialty functions to companies with experience and expertise in various areas of "Direct Response to Retail Marketing." Through outsourcing, we are able to multiply the company's ability to recruit inventors, attract new products, and successfully launch multiple products.


PRODUCT LINE

        Infotopia is a product development company that specializes in the flexible marketing, advertising, and direct response sales of innovative consumer products. We have developed or obtained the marketing rights to several products in growth industries, including, healthcare, fitness, and recreation. We are currently direct marketing the Backstroke Back Massager, which has been highly successful among consumers and healthcare professionals throughout the United States and abroad. Additional contracts and agreements have been made with Designs by Dean and Torso Tiger, Inc. Based on the particular product and profit potential, we will outsource portions of a product launch to other media production companies. Product development efforts led to the successful Body Rocker in the fourth quarter of 2000. We are also actively pursuing and reviewing additional products that may lend themselves well to this form of marketing.


        On August 18, 2000, we acquired exclusive rights to market the Torso Tiger machine. The Torso Tiger infomercial was consistently rated in the top ten infomercials during the months of August through November 2000 by Infomercial Monitoring, Inc. based on the frequency of airings in the United States. In November, 2000 the Company released the

Torso Tiger II is a scaled-down version of the best-selling Torso Tiger available only through retail channels. On October 27, 2000 Infotopia, Inc. acquired rights to market two new products and infomercials from Torso Tiger, Inc. The key product to the deal is the new "Total Tiger (TM)"; the Total Tiger(TM) is a complete total body workout that anyone can do quickly and easily to achieve amazing results. The product is a completely new design and will utilize some of the basic components that made the Torso Tiger (TM) so successful. In addition to Total Tiger(TM), the Company acquired "the Hot Mommies(TM) System". The "Hot Mommies(TM) System" is a program designed to give mothers essential nutrients for better energy, stress-relief, better skin, hair and nails, weight loss, hormonal balance, mental clarity and focus and an increased sex drive. The infomercial has been completed and early results showed that for every dollar spent on media, three dollars was brought back into the Company.

        On October 27, 2000 the Company entered into an agreement with Torso Tiger Inc. and the National Science Corporation of America (NSCA) for the marketing of two preventive osteoporosis and prostate products.

        On November 1, 2000 the Company signed a joint venture agreement for the marketing of nine new products with the Infomercial Development Companies of San Diego, California and a right of first refusal on all new products under their development. The new products include: Changes - Female Menopausal and PMS herbal supplement. 60 day supply developed and endorsed by Dr. Shari Lieberman; Facial Spa - hand held home facial unit. Works with rechargeable ni-cad battery technology. The unit emits low heat, vibration and electrical pulse stimulation (three setting: including all at once) and can be used with the consumer's existing skin care products. The consumer will use heat to open the pores, vibration to massage the cream deep into the skin and electrical pulse to exercise facial. Fresh Start was created by Cathi Graham after she personally experienced the loss of 186 lbs. through this system. The product consists of a weight loss program that includes workbooks, audio and video tapes, a fat-burning recipe book and a personal manual/journal focusing on increasing metabolism to burn fat faster. Rejuvicare is a 30-day skin care system which includes day cream, night cream, antioxidant serum and skin care supplement. The Medicus Dual 2000 is a golf swing training device comprised of a golf club having a shaft that is hinged to articulate about two distinct axes. The training device allows the detection of multiple common swing faults through the novel hinge design. "Multiple Streams of Cash" is a business opportunity packager from best selling author Robert Allen which includes workbooks and tapes. Included with the offer is a 6-hour telecoaching program with Robert Allen and his "Millionaire Maker" Team.

        On November 30, 2000 Infotopia licensed the "Body by Jake Bun & Thigh Rocker" from Lohan Media Productions. Lohan Media and Infotopia agreed to co-advertise the product, which allows the user to quickly and easily trim and tone the hips and thighs. The Body By Jake Bun and Thigh Rocker was listed as the number one ranked infomercial in the country according to Infomercial Monitoring Service Inc.'s National Cable Rankings for infomercials airing for the week ending December 29, 2000.

        Infotopia has completed final edits of the Body Rocker total body work out machine. The Body Rocker infomercial was aired in limited edition and is now ready for a national rollout.

        Infotopia, Inc. is also marketing the Cooking Saddle, which allows the ability to effortlessly lift turkey or other meats from cooking pan to the table. We are projecting revenues in these new products and additional projected launches in the coming year to help us achieve our goal of $38,000,000 in sales revenue for the end of fiscal 2001 (ending February 28, 2001). The Company is projecting net sales of $220,233,158 for fiscal 2002.


PRODUCTS

        Infotopia is currently marketing the Torso Tiger, the Body Rocker, the Body by Jake Bun & Thigh Rocker, the Cooking Saddle the Backstroke Back Massager and the Hot Mommies System. The Torso Tiger II is strictly available through major retailers in the United States through direct marketing only.


TORSO TIGER

        The Torso Tiger is an abdominal and upper body exercise machine. It allows the user to exercise the upper and lower abdominal muscles, waist, chest, back and shoulders, and triceps and biceps simultaneously.


TORSO TIGER II

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


COOKING SADDLE

        The Cooking Saddle is a fully netted cotton material that can hold up to a 40-pound turkey. The Cooking Saddle is placed under a turkey before it is baked by means of straps which are raised up over the sides to hold the legs and wings tucked inside the Cooking Saddle. When the turkey is ready to be removed from the oven, the Cooking Saddle is used to lift the turkey from the cooking pan to the platter. A patent is pending on the Cooking Saddle. The Company currently has a commitment for one million units from a major retail chain.


BACKSTROKE BACK MASSAGER

        The Backstroke Back Massager is a body massager and health care device which was designed by a doctor of chiropractic medicine. The Backstroke Back Massager provides muscle stimulation, increased circulation and acupressure in the neck, back and torso. The unit is marketed with an adjustable neck support roller and video instruction tape.

BODY BY JAKE BUN & THIGH ROCKER

        The Body by Jake Bun & Thigh Rocker enables users to tone hips and thighs and to simultaneously tighten the buttocks area.


HOT MOMMIES SYSTEM

        The Hot Mommies System consists of natural herbal formulas providing the essential nutrients that mothers generally need and lead to higher energy, stress-relief, improved skin, hair and nails, weight loss, and hormonal balance. Hot Mommies products include Essential 3 Formula which contains a weight reducing and balancing formula and a unique herbal formulation to increase body energy. The Hot Mommies System also includes Fat Sweeper, a dietary supplement to be used to reduce the amount of fat absorbed by the body after the consumption of foods that are high in fat.


PRODUCTS TO BE RELEASED DURING 2001

        The Company has currently in development eight additional projects. Some of these projects have completed infomercials and others will be completed in the first and second quarters of 2001.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED NOVEMBER 30, 2000 AS COMPARED TO THE NINE MONTHS ENDED NOVEMBER 30, 1999

REVENUES

     The Company recognizes revenues when the goods are shipped to the buyer. Products are occasionally on back order and therefore, the revenues associated with these orders are considered deposits to customer accounts for sales not yet completed.

     During the nine months ended November 30, 2000, the Company's net revenues were $8,657,040, an increase of $8,657,040 as compared to the nine months ended November 30, 1999. This was due to the fact that the Predecessor Company, Dr. Abravanel's Formulas Inc., was a startup company that had yet to generate any revenue. During the past nine-month period, however, the Company has become a leading provider of retail products sold primarily through infomercials with some available through direct retail. The products are geared to delivery through electronic ordering and include television, radio and the Internet. Given so large a buying audience and the "reach" available through these media, the Company has been able to make major inroads in the development of sales during a relatively short period.

OPERATING EXPENSES

     As mentioned earlier, the Predecessor Company was not fully operational and therefore required relatively small expenditures to operate. Infotopia, on the other hand, went through a major restructuring during this comparable period, redefining its strategic plan to focus primarily on a highly targeted and relatively upscale segment of the retail buying market, the fitness enthusiasts. This shift in its business coupled with Infotopia becoming a public company resulted in the Company incurring certain expenses unique to public companies including professional and legal fees. In addition, the Company entered into a variety of licensing agreements designed to enable it to offer premium products in the areas in which the Company had chose to compete. Thus, General and Administrative Expenses were $4,052,533 for the nine months ended November 30, 2000 as compared to $5,882 for the nine months ended November 30, 1999.

         Selling and Marketing Expenses were $9,340,922 for the nine months ended November 30, 2000 as compared to $0.00 during the comparable period of 1999. Selling and Marketing Expenses are a key component of the Retail Marketing industry and therefore, such expenses will generally comprise a large portion of the Company's total operating expenses. Thus, during the nine months ended November 30, 2000, Selling and Marketing Expenses were 29.7% of total operating expenses of $31,452,968. It should also be noted and as discussed below, a major portion of the Selling and Marketing Expenses reflected in the Company's Statement of Operations were incurred during the six-month period ended November 30, 2000.

OTHER EXPENSES

     The Company reported depreciation and amortization expenses of $693,476 for the nine month period ended November 30, 2000. These expenses were largely attributable to the amortization of the production costs associated with the Company's videotapes and films used for its infomercials.

NET INCOME (LOSS) BEFORE INCOME TAXES

     For the nine month period ended November 30, 2000, the Company had a loss of ($25,421,785) as compared to a loss of ($3,232) during the comparable period of 1999. The Company is a new provider of the products and services that it offers through infomercials and direct product marketing. Therefore, many of the expenses associated with its business during the nine-month period ended November 30, 2000 are one-time charges related to startup organizations. Such expenses include the amortization of capital licenses, production costs, professional and legal fees, and management and product consulting fees. The Company believes that as its experience in the business matures and it generates more sales volume, it will generate higher revenues and be profitable. (talk about stock)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 1999

REVENUES

         The Company reported revenues of $8,371,770 for the three month period ended November 30, 2000 as compared to revenues of $0.00 during the comparable period in 1999. As explained above, the predecessor company was a developmental company that was not fully operational. Although Infotopia is still in a developmental stage, its sales performance as of the filing of this financial report is very brisk. In addition, for a number of products, there is a time lag between ordering and the booking of revenues. This is due to the fact that revenues are not booked until the product is actually shipped. In some instances, products may be on back order and therefore, the booking of the revenue may not occur for a significant period of time although the corresponding expense has occurred. The sales this quarter were a reflection of the August acquisition of the Torso Tiger.

OPERATING EXPENSES

     The Company incurred General and Administrative operating expenses of $1,325,443 for the three months ended November 30, 2000. These expenses consisted primarily of legal and professional services fees related to the Company becoming a reporting company under the Securities and Exchange Act of 1934 (the "Exchange Act") as well as for certain management consulting services rendered to the Company in connection with the restructuring of its overall business strategy.

     The Company reported Selling and Marketing expenses of $5,587,755 for the three months ended November 30, 2000. Most of this category of expense is a reflection of the company's increased media purchases. Media is bought in advance and actual sales from the purchase of media often follow in future periods. The media increase reflected the Torso Tiger, Backstroke and Hot Mommies marketing campaigns during this period.

     Depreciation costs for the three-month period ended November 30, 2000 were $456,044 primarily the result of the amortization of the production costs associated with the Company's development of its infomercials, the key component of the Company's business.

NET INCOME (LOSS) BEFORE INCOME TAXES

     The Company reported a net loss of ($16,053,156) for the three-month period ended November 30, 2000. The loss consisted primarily of a decision to not capitalize consulting and professional services because they are not ongoing and will not reflect in future quarters. The company chose to expense a large amount of the costs associated with the development of many of the new products which will launch in the coming months. These launches will provide significant revenue and profit growth. The decision to take many of these expenses now will increase earnings per share in future periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents at the end of the nine months ended November 30, 2000 in the amount of $497,942 as compared with $5,263 for the comparable period in 1999. As of November 30, 2000, the Company had a working capital deficit of $1,090,919 and an accumulated deficit of $36,233,174.

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

     The Company believes that its business is subject to seasonal trends. Sales of the Company's product offerings tend to be very strong during the first five months of the year and very sluggish during the summer months. The Financial Statements for the nine months ended November 30, 2000 reflect this seasonality.

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



NEW ACCOUNTING PRONOUNCEMENTS

         No new pronouncement issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants or the Securities and Exchange Commission is expected to have a material impact on the Company's financial position or reported

PART II OTHER INFORMATION

     Item 1     Legal Proceedings

On September 20, 2000, Dragons Forever, Ltd., a Bahamian corporation ("Dragons"), filed a complaint against Infotopia and DOES I through X and ROES I through X. The claims against Infotopia are being made in Infotopia's capacity as the successor corporation of Flex Marketing, Inc. ("Flex"). Dragons alleges that Flex breached a Media Funding Agreement ("Media Funding Agreement") entered into by Dragons and Flex on or about April 23 1999. Dragons alleges that Flex did not pay Dragons the monies due Dragons under the Media Funding Agreement and seeks general damages of $10,000 and compensatory damages of $10,000 against each defendant and reimbursement for all legal costs incurred by Dragons in connection with this suit. Infotopia intends to vigorously defend against the claims asserted in this matter. To date, Infotopia has filed its responsive pleading, claiming that the Plaintiff neither has, nor can it assert, claims against Infotopia because the Plaintiff's claims are based upon a contract with National Boston Medical, Inc., a debtor in bankruptcy, and the Plaintiff has filed a proof of claim in the National Boston Medical Inc. bankruptcy, admitting that its claim is not properly made against Infotopia. At this point, Infotopia does not believe that the Plaintiff's claims have merit, but additional facts need to be developed through the discovery process to solidify Infotopia's defenses to the claims. We anticipate filing dispositive motions at the earliest possible date.

        On December 11, 2000, a suit was filed against Infotopia and two of its officers in the State Court of Fulton County, Georgia by Jeff Freedman ("Freedman"), who apparently had not been fully paid royalties under an agreement Freedman had entered into with National Boston Medical, Inc., the former parent of Infotopia. The claim seeks to recover damages in contract and tort. Infotopia management is committed to providing a vigorous defense to the claims of the Plaintiff. Infotopia asserts that Freedman's claim is properly asserted against National Boston Medical, Inc. ("NBMI") and that claim will be handled as part of the bankruptcy proceeding. Moreover, Freedman and NBMI have entered into an agreement settling this claim. A Motion to Dismiss will be filed at the earliest appropriate time.


     Item 2     Changes in Securities

                See Financial Statements

     Item 3     Defaults on Debt or Equity Instruments.

                None

     Item 4     Submission of Matters to a Vote of Shareholders

     Majority consent to an increase in the Company's authorized capitalization in the nine month period ended November 30, 2000.

     Item 5     Other Information

                None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

EXHIBIT

NUMBER            DESCRIPTION
3.1(6)            Articles of Incorporation, as amended.

3.2(1)            Bylaws.

4.1(2)            Specimen Stock Certificate.

4.2(6)            Secured Convertible Debenture.

4.3(6)            Securities Purchase Agreement.

4.4(6)            Stock Purchase Warrant.

10.1(3)           Acquisition Agreement by and between Torso Tiger, Inc. and Infotopia, Inc.

10.2(3)           License Agreement.

10.3(3)           Mutual Release and Settlement Agreement with Greenwood & Hall.

10.4(3)           Settlement Agreement and Full Release with David M. Vitko, D.V. Back
                  Products, Inc. General Partner, Backstroke, LTD.

10.5(3)           Addendum Manufacturing, Marketing and Distribution Agreement with Dean Tornabene.

10.6(6)           Settlement Agreement and Full Release with Cactus Jack.

10.7(3)           Letter of Understanding with First Equity Capital.

10.8(5)           Lease.

10.9(6)           License Agreement by and between Lohan Media, LLC and Infotopia, Inc.

10.10(6)          Vision Publishing Inc./Technical Analysis Agreement.

10.11(6)          INFOMERCIAL Marketing and Distribution Agreement.

10.12(6)          Executive Employment Agreement by and between Infotopia and Daniel Hoyng.

10.13(6)          Executive Employment Agreement by and between Infotopia and Ernest Zavoral.

10.14(6)          Executive Employment Agreement by and between Infotopia and Marek Lozowicki

10.15(6)          Executive Employment Agreement by and between Infotopia and Lisa Ulshafer.

10.16(6)          Executive Employment Agreement by and between Infotopia and Robert Tilton.

10.17(6)          Executive Employment Agreement by and between Infotopia and Alan E. Ricks.

10.18(6)          Executive Employment Agreement by and between Infotopia and William F. Gross.

10.19             Executive Employment Agreement by and between Infotopia and Douglas Blattner.




(1)               Incorporated by reference to Infotopia's (formerly Dr. Abravanel's Formulas)
                  Registration Statement on Form 10SB12G.

(2)               Incorporated by reference to Infotopia's Registration Statement on Form S-8
                  (No. 333-49642) filed on November 9, 2000.

(3)               Incorporated by reference to Infotopia's Quarterly Report on
                  Form 10-QSB for the three month period ended May 31, 2000.

(4)               Incorporated by reference to Infotopia's Quarterly Report on Form 10-QSB for the three month period ended August 31, 2000.

(5)               Filed with Post Effective Amendment No.1 to Infotopia's Registration Statement
                  on Form SB-2 (No. 333-47448) on November 3, 2000.

(6)               Filed with Infotopia's Registration Statement on Form SB-2 (No. 333-53542) on
                  January 11, 2001.




Reports on Form 8-K:

On October 5, 2000, the Company filed a Form 8-K/A with pro forma financial statements regarding its share exchange with Dr. Abravanel's Formulas, Inc. which was filed earlier in 2000. That Form is hereby incorporated by reference.

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the dates indicated.


        Signature            Position                                       Date

   By: Daniel Hoyng          Chairman, Chief Executive                 January 23, 2001
       ---------------       Officer and Director
       Daniel Hoyng


   By: Marek Lozowicki       Acting Chief Financial, Officer           January 23, 2001
       -----------------     Executive Vice, President
       Marek Lozowicki