Form 10KSB
period 2000-12-31
INFOTOPIA INC
filed 2001-03-23
CIK 1066759

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934,
                  for the fiscal year ended December 31, 2000.

                 Name of Small Business Issuer: Infotopia, Inc.

              State or Other Jurisdiction of Incorporation: Nevada

                   IRS Employer Identification No.:95-4685068
                            Commission No.: 000-25157

  Address of Principal Executive Offices: 218 Tearall Road, Raynham, MA 02767

         Issuer's Telephone Number, Including Area Code: (508) 884.9900

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

         Common Stock, par value $.001          NASD OTC Bulletin Board

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were: $9,135,411.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on March 15, 2001, is $23,624,500.

The number of shares outstanding of Registrant's common stock, as of March 15, 2001, is 189,996,005

Part I

Item 1. Description of Business

         Registrant was incorporated, under the name of Flex Marketing, Inc., under the laws of the State of Ohio on September 11, 1997. Registrant was acquired by, and became a wholly owned subsidiary of, National Boston Medical, Inc. pursuant to a share exchange agreement which was executed on November 21, 1998. Subsequently, on April 25, 2000, Dr. Abravanel's Forumulas, Inc., a corporation organized under the laws of the state of Nevada, acquired 100% of the outstanding stock of Registrant, in exchange for stock of Dr. Abravanel's Forumulas, Inc. As a result of this transaction, Dr. Abravanel's Forumulas, Inc. changed its name to Infotopia, Inc., and Flex Marketing, Inc. became a wholly owned subsidiary of Registrant.

         Registrant is in the direct marketing/direct to retail marketing business, which encompasses the sale of various products through commercials, infomercials, print media, radio, and the Internet. In particular, Registrant utilizes electronic retailing, in which electronic media, such as television, radio and the Internet, is used to convey all the information a consumer needs to make a buying decision, and to make a specific offer to the consumer, with an appeal to make an immediate buying decision. Registrant receives and processes almost all of its orders for directly marketed products through a customer service call center or through direct online Internet orders. The orders are routed to various "fulfillment centers" from which products are shipped directly to the consumers. The call centers and fulfillment centers are contracted entities.

         Registrant markets a variety of healthcare, fitness, recreation and cooking aid products through direct marketing/direct to retail marketing.

         Registrant currently markets the Cooking Saddle (a cooking device which allows meats, such as large turkeys, to be removed from an oven pan easily), the Backstroke (a back massager), the Torso Tiger(an abdominal and upper body workout machine), the Body Rocker (a machine that allows for strength training and non-impact aerobics, developing various parts of the body), the Torso Tiger II (a scaled down version of the Torso Tiger machine), the Body by Jake Bun and Thigh Rocker (an exercise product that allows the user to trim and tone the hips and thighs), the Medicus Dual 2000 (a golf-swing trainer), the Hot Mommies System (a program designed to give mothers essential nutrients for health and vitality) and the Total Tiger (an exercise product for upper and lower body).

         The exclusive marketing rights to the Torso Tiger, Torso Tiger II, and Hot Mommies System properties (all of which are trademarks of Torso Tiger, Inc.) were acquired by agreement with Torso Tiger on August 17, 2000.

         On October 30, 2000, Registrant entered into another agreement with Torso Tiger, Inc. and Total Tiger, Inc. for the rights to advertise, promote, market, sell and distribute the Total Tiger product, described above.

         On October 30, 2000, Registrant entered into agreement with Modern Health Services along with Natural Science Corporation of America, Inc. to license the rights to market and sell two osteoporosis and prostate products.

         On November 16, 2000, Registrant entered into a joint venture agreement with Infomercial Development Companies of San Diego, California for the marketing of six new products, and a right of first refusal on all new products under their development. The new products include: (i) Facial Spa (a hand held home facial unit utilizing rechargeable batteries), (ii) the Fresh Start weight loss program, the (iii) Rejuvicare skin care system, (iv) the Medicus Dual 2000 golf swing training device, (v) the Multiple Streams of Cash business opportunity package (which includes workbooks, tapes, and telecoaching), and
(vi) Changes, a female menopausal and PMS herbal supplement.

         On November 30, 2000, Registrant entered into a licensing agreement with Lohan Media LLC for the Body by Jake Bun & Thigh Rocker.

         Registrant develops new products based on ideas that come from a variety of sources, including investors, suppliers, trade shows, industry conferences, and strategic alliances with various manufacturing and consumer products companies. As of the date of this Annual Report, Registrant has 16 new products that are in various stages of development, and expects to be able to market approximately eight products in the first and second quarters of 2001, pending completion of the supporting infomercials.

         Registrant's industry is extremely competitive, with a number of entities offering similar products and/or advertising through similar media. Registrant estimates the number of competitors in the home fitness equipment sector to be 75. Registrant is not aware of any competitors marketing products similar to the Hot Mommies System or the Cooking Saddle through the same marketing channels. Registrant's competitive position is affected by its ability to develop attractive advertising campaigns for its products, and to acquire and/or develop the rights to attractive products. Diminished consumer interest in Registrant's products, including its Body Rocker and Torso Tiger products, would adversely affect its business. Likewise, an inability to develop new and attractive products would adversely affect Registrant's competitive position. Registrant also competes on the basis of customer service and efficient inventory control and product distribution, which includes allowing for product returns and warranties. Many of Registrant's competitors possess greater financial resources, wider brand name recognition, broader distribution networks and other resources and characteristics that may give these competitors a competitive advantage.

         With respect to Registrant's intellectual property, Registrant is prosecuting a patent application with the United States Patent and Trademark

Office for the Cooking Saddle product. Registrant cannot predict at this time whether it will be ultimately successful in securing a patent for such product. As noted above, Registrant has entered into a variety of marketing and license agreements with respect to various products, with Torso Tiger, Inc., National Science Corporation of America, Infomercial Development Companies, and Lohan Media LLC, which allow the Registrant to utilize the patent and trademark rights of these other entities with respect to the licensed products. Registrant has the exclusive license rights to 5 issued patents, and 7 patents that are pending, and non-exclusive rights to 1 issued patent. Registrant, in addition, has the exclusive license rights to 6 federally registered trademarks, and 7 trademarks for which federal registration has been sought, and non-exclusive rights to 1 federally registered trademark.

         Registrant's principal manufacturers and suppliers of the products it distributes are: Pacnet Resources (People's Republic of China and Taiwan), Classicor (Canada), VitaQuest (USA) and Lohan Media (USA). Registrant does not depend on a few major customers as the products are marketed mainly to the consumers through TV Infomercials and Internet.

Item 2. Description of Property

         Registrant's corporate offices are located at 218 Tearall Road, Raynham, Massachusetts. The office space consists of 3,000 square feet, which the Registrant rents for $2,700 per month, pursuant to a lease with David Cuniff, dated May 19, 2000. Registrant has a one year lease which terminates on June 30, 2001. Registrant anticipates moving to new office space in the near future.

Item 3. Legal Proceedings

         On September 20, 2000, an action was commenced in the District Court of Clark County, Nevada by Dragons Forever, Ltd., a corporation organized under the laws of the Bahamas, against the Registrant and other parties. The claims against Registrant are being made in Registrant's capacity as the successor corporation to Flex Marketing, Inc. Plaintiff alleges that Flex Marketing breached a certain Media Funding Agreement entered into by Plaintiff and Flex Marketing on or about April 23, 1999. Plaintiff alleges that Flex Marketing did not pay plaintiff the monies due it under such Agreement, and seeks general damages of $10,000 and compensatory damages of $10,000 against each defendant, and reimbursement for all legal costs incurred by the plaintiff in this suit. Registrant intends to vigorously defend against the claims asserted in the matter. Registrant has asserted in a responsive pleading that the plaintiff neither has, nor can it assert, claims against Registrant, because the plaintiff's claims are based upon a contract with National Boston Medical, Inc., a debtor in bankruptcy and the former parent of Registrant, and the plaintiff has filed a proof of claim in the bankruptcy proceedings of National Boston Medical, Inc. Discovery is continuing in this matter. Registrant cannot predict the ultimate resolution of this proceeding.

         On December 11, 2000, a proceeding was commenced in the State Court of Fulton County, Georgia by Jeff Freedman against Registrant and two of its officers. Plaintiff claims he was not fully paid royalties under an agreement he had entered into with National Boston Medical, Inc., a debtor in bankruptcy and the former parent of Registrant. Plaintiff seeks to recover damages in contract and in tort. Registrant intends to vigorously defend against the claims asserted in the matter. It is Registrant's understanding that plaintiff and National Boston Medical, Inc. have entered into an agreement settling this claim. Registrant asserts that plaintiff's claim is properly asserted against National Boston Medical, Inc., and will be handled as part of that entity's bankruptcy proceedings. Registrant cannot predict the ultimate resolution of this proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

         During the fourth quarter of calendar year 2000, no matters were submitted to a vote of the security holders of the Registrant.

Part II.

Item 5. Market for Common Equity and Related Stockholder Matters

         Registrant's Common Stock, par value $.001 per share, is currently quoted on the OTC Bulletin Board, under the symbol IFTP. Prior to April, 2000, the stock was traded under the symbol DABV, when the Registrant was known as Dr. Abravanel's Formulas, Inc. Please refer to Item 1., above, for a discussion of the corporate history of Registrant.

         The following table sets forth the range of high and low closing bid prices per share of Registrant's Common Stock, during each of the calendar quarters identified below. (Trading commenced on October 19, 1999, and the stock symbol was DABV until the second quarter of 2000.) These bid prices were obtained from the National Quotation Bureau, and do not necessarily reflect actual transaction, retail markups, markdowns or commissions. Based on the very limited public float and trading in Registrant's Common Stock, Registrant believes that such data in anecdotal, and may bear no relation to the true value of Registrant's Common Stock, or the range of prices that would prevail in a liquid market.

Quarter Ended:                   High Bid:          Low Bid

March 31, 1999                   Securities Not Listed
June 30, 1999                    Securities Not Listed
September 30, 1999               Securities Not Listed
December 31, 1999
(After October 19, 1999)         $0.0625            $0.0625
March 31, 2000                   $0.0625            $0.0625
June 30, 2000                    $0.5000            $0.0625
September 30, 2000               $0.9900            $0.0900

December 31, 2000                $0.4844            $0.0781

         As of March 15, 2001, there were 189,996,005 shares issued and outstanding of Registrant's common stock, par value $.001 per share.

         As of March 15, 2001, there were 47 holders of record of Registrant's common stock, par value $.001 per share.

         Registrant, since the date of its incorporation, has not paid any dividends on its common stock, and is unlikely to do so in the future, based on the Registrant's financial condition and need for capital for its business plan.

         With respect to the sales of unregistered securities within the past three years, between April, 1998 and September, 1998, Dr. Abravanel's issued common stock in several transactions:

         Pursuant to a Technology Transfer Agreement, on April 28, 1998, Dr. Abravanel's issued to Dr. Elliot Abravanel and Mark Delott 10,000,000 shares of Registrant's common stock that were restricted, as such term is defined in Rule 144 promulgated under the Securities Act of 1933, in a transaction under Section 4(2) of such Act. In consideration of the issuance of these shares, Dr. Abravanel's Formulas, Inc. acquired 100% of the rights of all of the formulas they marketed.

         On August 26, 1998, Dr. Abravanel's issued to Dr. Elliot Abravanel and Mark Delott 1,500,000 shares of common stock (750,000 each) in a transaction under Rule 701 promulgated under the Securities Act of 1933, for a consideration of $.001 per share, for a total aggregate consideration of $1,500.

         Between May and September, 1998, Dr. Abravanel's sold an aggregate of 1,341,353 shares of common stock at prices ranging from $0.01 to $0.20 per share, for an aggregate consideration of approximately $133,000, to 30 investors. Dr. Abravanel's used the aggregate proceeds for general working capital. These investors purchased such securities pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 504 under Regulation D promulgated under such Act. There were no underwriters in such offering, and no commissions were paid, nor discounts given to any individual. None of the officers, directors or affiliates of Dr. Abravanel's participated in this transaction. All purchasers executed a subscription agreement, indicating that they have such knowledge and experience in financial and business matters that either alone or with a purchaser's representative, they are capable of evaluating the merits and risks of the investment. No purchaser used a purchaser representative.

Item 6. Management's Discussion and Analysis or Plan of Operation

The following is a discussion of certain factors affecting Registrant's results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with the Registrant's consolidated financial statements and related notes that are included herein under Item 7 below.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Registrant's present expectations or beliefs concerning future events. The Registrant cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Registrant's future profitability; the uncertainty as to the demand for prepaid telephone services; increasing competition in the telecommunications market; the Registrant's ability to hire, train and retain sufficient qualified personnel; the Registrant's ability to obtain financing on acceptable terms to finance its growth strategy; and the Registrant's ability to develop and implement operational and financial systems to manage its growth.

OVERVIEW


Infotopia, Inc. ("Infotopia" or the "Registrant"), a Nevada corporation, is in the direct marketing/direct to retail marketing business, which encompasses the sale of various products through commercials, infomercials, print media, radio, and the Internet. In particular, Registrant utilizes electronic retailing, in which electronic media, such as television, radio and the Internet, is used to convey all the information a consumer needs to make a buying decision, and to make a specific offer to the consumer, with an appeal to make an immediate buying decision. Registrant receives and processes almost all of its orders for directly marketed products through a customer service call center or through direct online Internet orders. The orders are routed to various "fulfillment centers" from which products are shipped directly to the consumers. The call centers and fulfillment centers are contracted entities. Registrant markets a variety of healthcare, fitness, recreation and cooking aid products through direct marketing/direct to retail marketing. The Registrant's securities are quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol IFTP.OB

The Registrant's revenues originate from the sale of the healthcare, fitness, recreation and cooking aid products, which are described in more detail in Item

1 of this Annual Report on Form 10-KSB. During the past year, Registrant has significantly increased the range of its product mix and has entered into numerous agreements (which are also described in Item 1 of this Annual Report on Form 10-KSB) to further broaden its product mix.

The Registrant's objective is to be one of the leading direct marketing companies in the United States. To achieve this, it will be necessary for Registrant to expand the size of its revenues through marketing its current products, acquiring new products to marketing, and continuing to generate revenue through multiple revenue streams. The Registrant also needs to capitalize on its early marketing success by continuing to expand the current distribution channels and to maintain its focus on emerging trends while continuing to retain its high level of expertise in this industry.

RESULTS OF OPERATION FOR THE TEN MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE TEN MONTHS ENDED DECEMBER 31, 1999.

REVENUES

During the ten months ended December 31, 2000, Registrant's net sales were $9,135,411, as compared to $0 during the comparable period in 1999, representing an increase of $9,135,411, and an infinite percentage. The increase during the year was primarily attributable to the Registrant's commencement of operations, and its aggressive marketing of its products, and acquisition of new products to market, compared to the lack of marketable products in the prior period.

COST OF GOODS SOLD

The Registrant's Cost of Sales increased to $3,368,601 from $0 (an infinite percentage) for the ten months ended December 31, 2000 as compared with 1999. The increase in the cost of goods sold during this period is principally associated with the increase in revenues, and the fact that Registrant marketed products in 2000, whereas it did not in 1999.

OPERATING EXPENSES

Operating expenses for the ten months ended December 31, 2000 increased to $30,176,358 from $9,341 during 1999, or an increase of $30,167,017 (>1,000%). In general, this substantial increase primarily was the direct result of the Registrant having put in place a new management team, and greater selling and marketing expenses incurred as a result of commencing operations. For the ten months ended December 31, 2000 as compared with 1999, selling expenses increased $5,803,977 from $0 (an infinite percentage). The increase was due to the Registrant's commencement of operations and continued development and implementation of various new products, the development of selling materials and increased sales efforts. General and Administrative expenses increased to $22,149,676 from $8,296 (>1,000%) from 1999 to 2000. This increase reflects the

Registrant's efforts to build a new, fully-fledged management team focused on the Registrant's growth, and the commencement of operations.

LOSS FROM OPERATIONS

The Registrant had a loss from operations of $26,735,233 for the ten months ended December 31, 2000 as compared with a loss of $14,951 for the ten months ended December 31, 1999. This loss was primarily attributable to the Registrant's implementation of its new marketing and growth strategy, and the commencement of its operations. The Registrant expects its investment in new products and new tools to market such products to result in significantly higher revenues in the future, with resulting improvement in results from operations.

TOTAL OTHER INCOME (EXPENSE) AND EXTRAORDINARY ITEMS

Other income for the ten months ended December 31, 2000 consisted primarily ($9,205) of interest income, was miscellaneous other income of $16,757, compared to figures for the comparable period in 1999 of $0 and $0. Other expenses for the ten months ended December 31, 2000 included an impairment loss of $444,444 relating certain common stock held in National Boston Medical, which is described in Note 3 to the financial statements in Item 7 hereof. Registrant also incurred interest expense in connection with debt financing of $1,877,620 during 2000, whereas it had no debt outstanding at December 31, 1999. These had a significant impact on the increase of total other income (expense) of ($2,325,685) for the twelve months ended December 31, 2000, as opposed to ($0) for the comparable period in 1999.

NET LOSS

For the ten months ended December 31, 2000, the Registrant had a loss before income taxes of $26,735,233 as compared with $9,341 for 1999. As previously noted, the Registrant incurred expenses in commencing operations, expanding its product line, and in marketing its product line. This resulted in what the Registrant believes to be a short-term loss in revenue and net income in 2000 in exchange for a much larger revenue base and profitability in the foreseeable future.

As described to Note 15 to the financial statements included in Item 7 of this Annual Report on Form 10-K, the Registrant has available at December 31, 2000, operating loss carryforwards of approximately $37,000,000, which may be applied against future taxable income in years through 2019. The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Registrant, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward the Registrant has established a valuation allowance equal to the tax benefit for deferred taxes. The net deferred tax asset is approximately $12,580,000 as of December 31, 2000, with an offsetting valuation allowance at December 31, 2000 of the same amount.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Registrant has financed its working capital requirements through internally generated funds, the sale of shares of its common stock, and proceeds from short-term bank borrowings, convertible debentures, and notes payable. As of December 31, 2000, the Registrant had working capital (current assets less current liabilities) of $652,262 as compared with working capital at December 31, 1999 of $15,119. The Registrant may seek to issue corporate debt or equity securities in order to satisfy its cash needs for the coming year. Any debt incurred or issued by the Registrant may be secured or unsecured, fixed or variable rate interest and may be subject to such terms as the board of directors of the Registrant deems prudent. Any sales of equity securities may be at or below current market rates for the Registrant's common stock. The Registrant expects any proceeds from such additional credit or sale of securities to be used primarily in the marketing and development of its product line. No assurance can be given that the Registrant will be successful in generating sufficient capital from new borrowings or from the sale of its securities to adequately fund its liquidity needs.

The Registrant does not believe that its business is subject to seasonal trends.

The Registrant does not believe that inflation had a significant impact on the Registrant's results of operations for the period presented. On an ongoing basis, the Registrant attempts to minimize any effects of inflation on its operating results by controlling operating costs, and, whenever possible, seeking to insure that product price rates reflect increases in costs due to inflation.

NEW ACCOUNTING PRONOUNCEMENTS

No new pronouncement issued by the Financial Accounting standards board, the American Institute of Certified Public Accountants or the Securities and Exchange Commission is expected to have a material impact on the Registrant's financial position or reported results of operations.

Item 7.  Financial Statements

         Reference is made to which contains the financial statements


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Subsequent to the Plan of Exchange dated April 25, 2000 (in which Dr. Abravanel's Formulas, Inc. acquired the Registrant), Balmer & Nelson resigned as the independent accountants for Dr. Abravanel's. Balmer & Nelson had previously audited the balance sheet of Dr. Abravanel's as of February 28, 1999 and the related statements of operations, stockholders' equity, and cash flows for the period from April 28, 1998 (the inception of Dr. Abravanel's) through the fiscal year ended February 28, 1999. Balmer & Nelson has not issued an adverse opinion or a disclaimer of opinion, nor has any report during the past year been qualified or modified as to uncertainty, audit scope, or accounting principles.

         During Dr. Abravanel's most recent fiscal year, and any subsequent interim period preceding the resignation of Balmer & Nelson, there were no disagreements with Balmer & nelson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

         During Dr. Abravanel's most recent fiscal year, and any subsequent interim period preceding this change in certified accountants, Balmer & Nelson did not advise Dr. Abravenel's that: (i) the internal controls necessary to develop reliable financial statements did not exist, (ii) that information had come to the accountant's attention that led it to no longer be able to rely on management's representations, or that made it unwilling to be associated with the financial statements prepared by management, (iii) there was a need to expand significantly the scope of its audit, or that information had come to the attention of Balmer & Nelson during said time period, that, if further investigated, may (a) materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements) or (b) cause it to be unwilling to rely on management's representations or be associated with Dr. Abravanel's financial statements, and (iv) information had come to the accountant's attention that it had concluded materially impacted the fairness or reliability of either (a) a previously issued audit report or the underlying financial statements, or (b) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the accountant's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements).

         On April 14, 2000, Dr. Abravanel's engaged Randy R. Simpson, CPA, P.C., as the new independent accountant engaged as the principal accountant to audit Dr. Abravanel's financial statements. During Dr. Abravanel's two most recent fiscal years, and any subsequent interim period prior to engaging Randy R. Simpson, neither Dr. Abravanel's nor anyone on its behalf consulted Randy R. Simpson regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or (ii) the type of audit opinon that might be rendered on Dr. Abravanel's financial statements, or (iii) any matter which was either the subject of a disagreement (there were no disagreements, as stated above) or a reportable event (as described in Item

304(a)(1)(V) of Regulation S-K). The decision to engage Randy R. Simpson as Dr. Abravanel's new accountant was recommended and approved by the board of directors of Dr. Abravanel.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


         The following Table sets forth certain information regarding the executive officers and directors of Infotopia as of June 30, 2000:


Name                  Age               Title

Daniel Hyong          38                Director, Chairman, and Chief
                                        Executive Officer

Ernest Zavoral        44                Director and President

Marek Lozowicki       38                Acting CFO, Exec. V.P., Secretary

Clinton Smith         41                Director

Lisa Ulshafer         36                Vice President

Robert Tilton         33                Vice President

Alan Ricks            47                Vice President

William Gross         46                Vice President

Douglas Blattner      42                Vice President


         A brief description of the backgrounds of the current Executive Officers and Directors are set forth below:

EXECUTIVE OFFICERS AND DIRECTORS

         DANIEL HOYNG, Chairman of the Board and CEO is an accomplished leader with over eight years of experience as an executive in a public company. Mr. Hoyng has served as the CEO and Chairman of Infotopia, Inc. since April 26, 2000 and previously served as Chairman and CEO of National Boston Medical, Inc. and came with other key executives when Infotopia was acquired by Dr. Abravenals's Formula from National Boston Medical, Inc. Previously, Mr. Hoyng excelled as a Divisional Director for Healthcare Services Group, Inc., a publicly traded company specializing in housekeeping and laundry services to the long-term care industry. Prior to his work with Healthcare Services Group, Inc., Mr. Hoyng served as a Sales Manager and then General Manager for ARA/Cory Refreshment Services. Mr. Hoyng has established a solid track record of building sales and profits for each of the Companies he has served. He was awarded his Bachelors in Communications Degree from Saint Joseph's College in 1985.

         ERNEST ZAVORAL, Director and President, brings to the Registrant over 20 years of marketing and managerial experience. After attending Grove City College, Mr. Zavoral spent 15 years as a marketer and project manager for companies providing environmental solutions. His highly developed communication, presentation and management skills led him to enter the product development field, where he was responsible for bringing new and innovative products from the drawing-board to retail success. Mr. Zavoral is credited for developing "Why-Tie Shoelaces" and positioning that product to be a national success, with Wal-Mart as a primary customer. As President of Infotopia, Mr. Zavoral is responsible for the day to day operations along with developing and marketing heath related new products such as INFOTOPIA's highly acclaimed Backstroke(r), through television infomercials and into retail distribution.

      MAREK LOZOWICKI, Secretary and Vice President has several years of managerial and technology experience in the field of portrait photography in the retail sector. His management positions with PCA, Inc., AFP, Inc. and Portraits International, Inc. consisted of overseeing regional high volume retail consumer portrait photography operations contracted with several national retailers such as K-Mart, Wal-Mart, Ames, Bradlees and others. While with AFP, Inc. Mr. Lozowicki was managing one of the largest regions in the country and was responsible for implementing new digital photography technologies that allowed for more efficient operations. Mr. Lozowicki most recently served as the Vice President and Secretary of NBM, Inc., the parent company of Infotopia, Inc. and remained with Infotopia, Inc. after Dr. Abravanel's Formulas, Inc. acquired Infotopia in April 26, 2000. Mr. Lozowicki had completed his college education in Poland and continued graduate studies at the Athenaeum of Ohio in Cincinnati.

         CLINTON SMITH, ESQ., director, received a baccalaureate degree at Morehouse College of Atlanta, Georgia where he majored in history and business administration. Mr. Smith completed the Juris Doctor degree in law at the Tulane University School of Law where he also received the 1987 Merit Award Recipient for the Law League of Louisiana. Mr. Smith is a member of the Louisiana Bar and is co-owner and General Partner of Roby & Smith, a full service law firm with a concentration in litigation. Mr. Smith is also a partner in the law firm of Bryan & Jupiter whose practice focuses on education/school law, commercial law, workers' compensation and tort defense.

         LISA ULSHAFER, Vice President, is Infotopia's Manager of Information Technology. Ms. Ulshafer has an extensive background in graphic and website design. Prior to joining Infotopia, Ms. Ulshafer owned and operated her own independent website and design businesses for over seven years, including Design Concepts from 1993-1998, Your Way Website Services from 1998 through currently and Webs on Wall Street from October 2000 through currently. One of Ms. Ulshafer's primary areas of responsibility will be Infotopia's website as she will focus on assisting Infotopia in the development of its strategic goal of having a strong Internet presence. Ms. Ulshafter is a graduate of Michigan State University where she earned a baccalaureate degree in 1986.

         ROBERT TILTON, Vice President, is Infotopia's Manager of Investor Relations. Mr. Tilton's primary experience is in the retail sector, having owned several companies in both the retail and wholesale markets. Upon graduating High School in 1985, Mr. Tilton went into a private retail and wholesale business manufacturing and distributing novelty gift products which he did for seven years. His responsibilities were to design, manufacture and distribute the products as well as general business maintenance. In 1992 Mr. Tilton joined his family's gourmet baking company that specialized in retail and wholesale gourmet products. This business catered to the hotel chains of Marriott, Hyatt, Holiday Inn and several upscale country clubs in the northeast. Some of Mr. Tilton's responsibilities were the corporation's finance along with all business developments and the production done in the facility. In his financial capacity, Mr. Tilton became more involved with the public trading company sector. In October of 2000 he formed OTC Relations LLC, an investor relations firm that caters to dealing with shareholders needs on a more personal level. At this time he was hired as a consultant to Infotopia, handling the daily responsibilities of shareholder requests and phone calls as well as briefing the company on the current status of Infotopia in the marketplace. On January 7th, 2001 Mr. Tilton joined Infotopia as Vice President of Investor Relations as a full-time employee.

         ALAN RICKS, Vice President, is the executive head of operations for Infotopia. Mr. Ricks's background consists of 22 years of managerial experience in marketing, project management, operations, planning, and business development. Mr. Ricks has spent the last six years as a consultant to retailers in marketing and development. Prior to that he was a Projects Director for the Edward J. DeBartolo Corp., and a Development Officer for JMB/Federated Realty for six years. Mr. Ricks also held various positions in regional and local economic development as Vice President - Business Development for the Dayton Development Council and Director of Development and Planning for a local municipality. He has also held various managerial positions, including Administrator, for two municipal operations. Mr. Ricks holds a Masters Degree in Administration, and a Bachelor of Arts Degree.

         WILLIAM GROSS, Vice President, is Infotopia's Manager of Internet Direct Marketing. Mr. Gross was a co-founder and partner of an international apparel company between 1984 and 1995. Mr. Gross also founded a retail and advertising specialty products company and from 1996 until 2000, Mr. Gross was responsible for taking new products from concept through manufacturing to market. Most recently Mr. Gross was responsible for the initial business development activities of Big Media, Inc., an Internet network advertising firm, and assisted in company funding. Mr. Gross's educational background includes a Bachelor of Science degree in Business Administration which was awarded to him by the University of Illinois.

         DOUGLAS BLATTNER, is Vice President and Chief Information Officer of Infotopia. Mr. Blattner has a diverse background in technology systems development and deployment. Most recently, Mr. Blattner was Director of Information Systems for a multinational semiconductor manufacturer, leading the development of computing systems technologies for that firm, which were subsequently used by other international semiconductor firms, and leading the development of a major manufacturing facility for his firm. Subsequently, Mr. Blattner founded a technology consultancy firm, involved in on-line marketing promotions, telecommunications and process control development for a number of significant high technology companies, and was the founder and CTO of Community Vision, Inc. In addition, Mr. Blattner served as the CTO of Big Media, Inc. which is an Internet marketer. Mr. Blattner is named on numerous technology patents in the field of Internet advertising and home automation.

         Reference is made to Item 3., above, for a description of the legal proceedings commenced by Jeff Freedman against the Registrant; Messrs. Hoyng and Zavoral are also named as defendants in this proceeding. Messrs. Hoyng, Zavoral, and Lozowicki were executive officers of National Boston Medical, Inc. during the two-year period prior to the filing of a petition in bankruptcy by such entity. Mr. Smith served as a director of National Boston Medical, Inc. during the two-year period prior to the filing of a petition in bankruptcy by such entity.

         During the fiscal year ended December 31, 2000, the officers and directors of Registrant failed to be in timely compliance with their reporting requirements under Section 16 of the Securities Exchange Act of 1934. The required filings will be made by Registrant within 60 days of the date of this Report.



Item 10. Executive Compensation

Summary Compensation Table

         The following table shows the compensation received by the Chief Executive Officer and all officers of Registrant who received more than $100,000 in salary. All figures in this table are for the year ended December 31, 2000.

Name               Title         Annual Salary    Bonus        Grants of options

Daniel Hoyng       Chmn/CEO      $175,000         $5,000           (see note)
Ernest Zavoral     Pres.         $165,000         $5,000           (see note)
Marek Lozowicki    Vice-Pres.    $100,000         $3,000           (see note)


Note: Each of the named executive officers received 1/3 of their annual salary, as noted in the third column above, in the form of stock options, exercisable at $0.0625 per share, expiring December 15, 2001, as set forth below.

Name               Title        Amount of Salary     Price Per Option  # of
                                                                       options

Daniel Hoyng       Chmn/CEO     $58,000              $0.0625           928,000
Ernest Zavoral     Pres.        $55,000              $0.0625           880,000
Marek Lozowicki    Vice-Pres.   $33,333              $0.0625           533,320



Option Grants in Last Fiscal Year

         The following table shows the options granted to the individuals named in the Summary Compensation Table, above, during the year ended December 31, 2000 (including the options referred to in the immediately preceding table):


Name               ## of shares     % of total       Exercise      Expiration
                                  employee options   Price         Date
                                   granted in 2000

Daniel Hoyng       11,845,000       39.69%           $0.0625       12/15/01
Ernest Zavoral     10,047,000       33.67%           $0.0625       12/15/01
Marek Lozowicki    7,950,320        26.64%           $0.0625       12/15/01



         In addition, Clinton Smith, a director of Registrant, was granted options to purchase 2,167,000 shares of Registrant's common stock, at an exercise price of $0.0625, expiring on 12/15/01.

Option Exercises in Last Fiscal Year

         During Registrant's last fiscal year, there were no exercises of options that had been granted to Registrant's named executive officers.


Item 11.  Security Ownership of Certain Beneficial Owners and
          Management

         To the best of Registrant's knowledge, there were no holders of more than 5% of Registrant's common stock as of December 31, 2000 and as of the date hereof.

         The following table sets forth the ownership of Registrant's common stock, by the executive officers referred to in the Summary Compensation Table in Item 10 of this Annual Report on Form 10-KSB, and by Registrant's directors, and by Registrant's directors and officers as a group. The percentage figures assume 189,996,005 shares issued and outstanding. Because Registrant has insufficient common shares authorized to issue shares of common stock upon the exercise of certain options (referred to in Item 10, above), the figures presented in the following table do not include such shares. The addresses for all persons listed herein is c/o the Company, at its address set forth on the first page of this Report:

Name                      Position             # shares common,%

Daniel Hoyng              Chairman/CEO         0/0
                          Director
Ernest Zavoral            President            0/0
                          Director
Marek Lozowicki           Vice-President       0/0

Clinton Smith              Director            1,000,000, .53%

All executive officers and
Directors as a group (9 persons)               1,524,000, .80%

Item 12. Certain Relationships and Related Transactions

         During the year ended December 31, 2000, there were no transactions between the officers and/or directors of the Registrant reportable pursuant to
Item 404 of Regulation S-B.


Item 13. Exhibits and Reports on Form 8-K

         There were no Current Reports on Form 8-K filed by the Registrant during the fourth quarter of the calendar year ended December 31, 2000.

Exhibits

(3)(i) (1) Registrant's Articles of Incorporation, as amended. (5)

(3)(ii)(1) Registant's Bylaws (1)

(4)(i)(1) Specimen Stock Certificate (2)

(4)(i)(2) Secured Convertible Debenture (5)

(4)(i)(3) Securities Purchase Agreement (5)

(4)(i)(4) Stock Purchase Warrant (5)

(10)(i)(1) Acquisition Agreement by and between Registrant and Torso
           Tiger, Inc. (3)

(10)(i)(2) License Agreement (3)

(10)(i)(3) Mutual Release and Settlement Agreement with Greenwood
           And Hall (3)

(10)(i)(4) Settlement Agreement and Full Release with David M. Vitko,
           D.V. Back Products, Inc., General Partner, Backstroke, Ltd. (3)

(10)(i)(5) Addendum Manufacturing, Marketing and Distribution
           Agreement with Dean Tornabene (3)

(10)(i)(6) Settlement Agreement and Full Release with Cactus Jack (5)

(10)(i)(7) Letter of Understanding with First Equity Capital (3)

(10)(i)(8) Lease with David Cuniff, dated May 19, 2000 (4)

(10)(i)(9) License Agreement by and between Registrant and Lohan Media, LLC (5)

(10)(i)(10) Vision Publishing Inc./Technical Analysis Agreement (5)

(10)(i)(11) Infomercial Marketing and Distribution Agreement (5)

(10)(ii)(1) Executive Employment Agreement between Registrant and
            Daniel Hoyng (5)

(10)(ii)(2) Executive Employment Agreement between Registrant and
            Ernest Zavoral (5)

(10)(ii)(3) Executive Employment Agreement between Registrant and
            Marek Lozowicki(5)

(10)(ii)(4) Executive Employment Agreement between Registrant and
            Lisa Ulshafer (5)

(10)(ii)(5) Executive Employment Agreement between Registrant and
            Robert Tilton (5)

(10)(ii)(6) Executive Employment Agreement between Registrant and
            Alan E. Ricks (5)

(10)(ii)(7) Executive Employment Agreement between Registrant and
            William F. Gross (5)

(10)(ii)(8) Executive Employment Agreement between Registrant and
            Douglas Blattner


(1) Registration Statement on Form 10-SB of Registrant (f/k/a Dr. Abravanel's Formulas, Inc.)

(2) Registration Statement on Form S-8 of Registrant, No. 333-49642

(3) Quarterly Report of Registrant on Form 10-QSB for the quarter ended May 31, 2000

(4) Registration Statement on Form SB-2 of Registrant, Amendment No. 1 thereto, filed November 3, 2000

(5) Registration Statement on Form SB-2 of Registrant, filed January 11, 2001

                                   SIGNATURES



         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infotopia, Inc.

Dated: March 22, 2001

Daniel Hoyng, CEO and Chairman                           /s/ Daniel Hoyng
(principal executive officer)                         ________________________

Ernest Zavoral, President
(principal executive                                    /s/ Ernest Zavoral
officer) and Director                                 ________________________

Marek Lozowicki, Acting Chief
Financial Officer and
principal accounting officer,
Executive Vice President and                            /s/ Marek Lozowicki
Secretary                                             ________________________


                                                         /s/ Clinton Smith
Clinton Smith, Director                               ________________________

                         INFOTOPIA, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

                         INFOTOPIA, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000






                                 C O N T E N T S


                                                                        PAGE



INDEPENDENT AUDITORS' REPORT - MERDINGER, FRUCHTER, ROSEN & CORSO          1


INDEPENDENT AUDITORS' REPORT - RANDY SIMPSON                               2


CONSOLIDATED BALANCE SHEET                                               3- 4


CONSOLIDATED STATEMENT OF OPERATIONS                                       5


CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS                               6


CONSOLIDATED STATEMENT OF CASH FLOWS                                     7 - 8


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                             9


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               10 - 24

                          INDEPENDENT AUDITORS' REPORT


TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF INFOTOPIA, INC. AND SUBSIDIARY

We have audited the accompanying consolidated balance sheet of INFOTOPIA, INC. AND SUBSIDIARY as of December 31, 2000 and the related consolidated statements of operations and cash flows for the ten months ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of INFOTOPIA, INC. AND SUBSIDIARY as of December 31, 2000, and the consolidated results of its operations and cash flows for the ten months ended December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                    MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                    Certified Public Accountants
New York, New York
February 20, 2001

                           RANDY SIMPSON CPA, P.C.
                          11775 SOUTH NICKLAUS ROAD
                              SANDY, UTAH 84092
                          FAX & PHONE (801) 572-3009



Board of Directors
Dr. Abravanel's Formulas, Inc.
(A Development Stage Company)
Los Angeles, CA


INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheet of Dr. Abravanel's Formulas, Inc. (A Development Stage Company) as of December 31, 1999, and the related statements of operations, shareholder's equity and cash flows for the ten months ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit. The financial statements of Dr. Abravanel's Formulas, Inc. from inception on April 28, 1998 to February 28, 1999, were audited by other auditors whose report dated March 5, 1999, expressed an unqualified opinion.

We conducted our audit in accordance with generally accepted auditing standards. those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes exaimining, on a test basis, evidence supporting the amounts and disclosures of the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the financial statements provides a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Dr. Abravanel's Formulas, Inc. as of December 31, 1999, and the results of its operations, shareholder's equity and cash flows for the ten months ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ Randy Simpson, CPA, PC
--------------------------
Randy Simpson, CPA, P.C.
A Professional Corporation

April 20, 2000
Sandy, Utah

                         INFOTOPIA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET




                                                                                      At                     At
                                                                                December 31, 2000     December 31, 1999
                                                                                -------------------   -----------------

CURRENT ASSETS
         Cash and cash equivalents                                               $    787,150            $  3,855
         Accounts receivable, net of allowance for
           doubtful accounts and customer returns of $218,254 and $-0-                934,392                 525
         Inventory                                                                    418,689              11,745
         Prepaid expenses and other current assets                                    268,051                  --
         Employee advances                                                             65,485                  --
         Investments in marketable securities, at fair value                          174,000                  --
                                                                                --------------           ---------
                Total current assets                                                2,647,767              16,125


PROPERTY AND EQUIPMENT, less
         accumulated depreciation of $255,383                                         239,773                  --

CAPITALIZED PRODUCTION COSTS, less accumulated
         amortization of $-0-                                                         690,475                  --



OTHER ASSETS
         Licenses and Other Intangibles, less accumulated
           amortization of $300,549                                                 2,415,307                  --
         Deposits                                                                     212,143                  --
                                                                                -------------           ---------

                TOTAL ASSETS                                                        6,205,465           $  16,125
                                                                                =============           =========






The accompanying notes are an integral part of these consolidated financial statements.

                         INFOTOPIA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET




                                                                               At                         At
                                                                         Decmeber 31, 2000        December 31, 1999
                                                                        ------------------        -------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
           Accounts payable and accrued expenses                        $     1,798,620              $     1,006
           Due to employees                                                     108,723                       --
           Convertible debenture                                                 50,000                       --
           Deferred Revenue                                                      38,162                       --
                                                                         ---------------              -----------
              Total Current Liabilities                                       1,995,505                    1,006


LONG-TERM LIABILITIES
           Convertible debenture                                                600,000                       --
                                                                         ---------------              -----------

           TOTAL LIABILITIES                                                  2,595,505                    1,006
                                                                         ---------------              -----------

COMMITMENTS AND CONTINGENCIES                                                        --

STOCKHOLDERS' EQUITY
         Common stock, $.001 par value, 190,000,000 shares
           authorized; 172,236,005 shares issued and outstanding                172,236
         Common stock, $.001 par value, 40,000,000 shares
           authorized; 12,841,353 shares issued and outstanding                                           12,841
         Additional paid-in-capital                                          41,440,254                   38,333
         Accumulated deficit                                                (38,026,530)                 (36,055)
         Unrealized gain on marketable securities                                24,000                       --
                                                                         ----------------              -----------
              Total stockholders' equity                                      3,609,960                   15,119
                                                                         ----------------              -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $    6,205,465                $  16,125
                                                                         ================              ===========




The accompanying notes are an integral part of these consolidated financial statements.

                         INFOTOPIA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                     For the ten month period ended
                                                            --------------------------------------------------------
                                                                December 31, 2000                December 31, 1999
                                                            --------------------------         ---------------------
REVENUE
         Sales, net of returns and allowances
           of $64,889 and $-0-                              $         9,135,411                 $                 --
COST OF SALES                                                         3,368,601                                   --
                                                            --------------------                --------------------
GROSS PROFIT                                                          5,766,810                                   --
                                                            --------------------                --------------------
OPERATING EXPENSES
         Selling and marketing                                        5,803,977                                1,045
         General and administrative                                  22,149,646                                8,296
         Impairment expense                                           2,006,661                                   --
         Depreciation and amortization                                  216,074                                   --
                                                            --------------------                 -------------------
                Total operating expenses                             30,176,358                                9,341
                                                            --------------------                 -------------------
LOSS FROM OPERATIONS                                                (24,409,548)                             (9,341)
                                                            --------------------                 -------------------
OTHER INCOME (EXPENSE)
         Interest Income                                                  9,205                                    0
         Other Income                                                    16,757
         Interest expense                                            (1,877,620)
         Impairment of available-for-sale securities                   (444,444)
         Loss on disposal of assets                                     (29,583)
                                                            --------------------
                Total other income (expense)                         (2,325,685)
                                                            --------------------
LOSS FROM OPERATIONS BEFORE INCOME TAXES                            (26,735,233)                             (9,341)
INCOME TAXES                                                                 --                              (5,610)
                                                            --------------------                 -------------------
NET LOSS                                                    $       (26,735,233)                 $          (14,951)
                                                            ====================                ====================
Basic and diluted loss per share                                          (0.25)                              (0.00)
                                                            ====================                ====================
Weighted average shares outstanding                                 105,490,686                           12,841,353
                                                            ====================                ====================



The accompanying notes are an integral part of these consolidated financial statements.

                         INFOTOPIA, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
                   FOR THE TEN MONTHS ENDED DECEMBER 31, 2000








      NET LOSS                                                $    (26,735,233)

      OTHER COMPREHENSIVE LOSS
      Unrealized gain on marketable securities                           24,000
                                                               ----------------
      COMPREHENSIVE LOSS                                      $     (26,711,233)
                                                               ================








The accompanying notes are an integral part of these consolidated financial statements.

                         INFOTOPIA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                        For the ten month period ended
                                                                                    --------------------------------------
                                                                                    December 31, 2000    December 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
         Net (loss)                                                                  $ (26,735,233)         $ (14,951)
              Adjustments to reconcile net (loss) to net cash
                provided by (used in) operating activities
                   Deferred tax benefit established                                             --             (4,200)
                   Valuation allowance to eliminate deferred tax asset                          --              9,810
                   Bad debt and sales returns                                              218,254
                   Loss on sale of assets                                                   29,583
                   Unrealized loss on marketable securities                                444,444
                   Settlement expenses                                                   3,382,428
                   Depreciation and amortization                                           216,074
                   Asset impairment loss                                                 2,006,661
                   Issuance of stock for compensation                                        4,318
                   Issuance of stock options, less deferred compensation                   462,049
                   Stock issued for consulting and legal services                       16,209,236
         Changes in assets and liabilities
                   Accounts receivable - trade                                          (1,121,856)             1,006
                   Due to related party                                                    (16,714)
                   Inventory                                                              (223,158)
                   Prepaid expenses                                                        456,180              1,045
                   Other Assets                                                           (212,143)
                   Accounts payable and accrued expenses                                (1,588,216)
                   Deferred revenue                                                       (593,139)
                   Other                                                                   263,613
                                                                                        ------------          -------
Net cash used in operating activities                                                   (6,797,619)           (7,290)
                                                                                        ------------          -------
CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of property and equipment                                               (158,001)                --
         Licenses/Production and other intangibles                                        (250,000)                --
         Note receivable, affiliate                                                       (500,000)                --
                                                                                        ------------          -------
Net cash used in investing activities                                                     (908,001)                --
                                                                                        ------------          -------
CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from issuance of notes payable                                         2,475,500                 --
         Sale of common stock                                                            6,012,691                 --
         Common Stock Offering Costs                                                            --            (12,562)
         Return of capital to founders                                                          --            (20,000)
                                                                                        ------------          -------
Net cash provided (used in) financing activities                                         8,488,191            (32,562)
                                                                                        ------------          -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  782,571            (39,852)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                                4,579             43,707
                                                                                        ------------          -------
CASH AND CASH EQUIVALENTS - END OF YEAR                                              $     787,150          $   3,855
                                                                                        ============          =======

SUPPLEMENTAL INFORMATION
         Interest paid                                                               $          --          $      --
                                                                                        ============          =======
         Income taxes paid                                                           $       5,000          $      --
                                                                                        ============          =======


The accompanying notes are an integral part of these consolidated financial statements.

                         INFOTOPIA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS



SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:

During the ten months ended December 31, 2000, the Company:

- Issued 46,239,400 shares of the Company's common stock at a value of $12,588,426 as compensation for service rendered by various consultants and others;

- Issued 18,799,885 shares of the Company's common stock at a value of $3,520,810 as compensation for service rendered by attorneys;

- Issued 4,317,988 shares of the Company's common stock at a value of $4,318 as compensation to officers and other employees of the Company;

- Issued 10,251,590 shares of the Company's common stock at a value of $3,753,878 settlement, for debt reduction and conversions.

- Issued 8,193,500 shares of the Company's common stock at a value of $928,392 for infomercial management and consultation for production, and 500,000 shares of National Boston Medical, Inc. valued at $151,112.

- Issued 17,200,000 shares of the Company's common stock at a value of $2,066,000 for license rights.

- Issued 13,678,125 shares of the Company's common stock at $1,975,500, plus accrued interest in exchange for 1,767,500 convertible promissory notes that were discounted at $1,778,589 for beneficial conversion features.

- Issued 3,203,130 shares of the Company's common stock at $3,203 in connection with the share exchange of Dr. Abravanel's Formula, Inc.

- Issued 8,167,387 shares of the Company's common stock at $8,167 in the spin-off agreement with the Company's former Parent, National Boston Medical, Inc.

- Issued 180,000 shares of the Company's common stock at a value of $41,400 for offering costs.

- Exchanged 400,000 shares of Millennium common stock, valued at $100,000 for consulting services.

- Received 1,000,000 shares of National Boston Medical, Inc. common stock, valued at $293,332 in a settlement agreement with Cactus Jack.

-        Issued options valued at $200,278 for consulting services.

The accompanying notes are an integral part of these consolidated financial statements.

                                                                 Common Stock               Additional
                                                        ----------------------------          Paid-in             Accumulated
                                                           Shares         Amount              Capital               Deficit
                                                        -------------   ------------      -----------------      -------------

Balance at March 31, 2000                                   8,167,387     $  8,167           $       --          $(11,291,297)

   Net loss for the ten months ended
     December 31, 2000                                             --            --                   --          (26,735,233)
   Unrealized loss on marketable securities                        --            --                   --                   --
   Shares issued in lieu of compensation                    4,317,988         4,318                   --                   --
   Shares issued for legal and consulting services         65,469,285        65,469           16,043,767                   --
   Shares issued for infomercial production                 8,193,500         8,194              920,198                   --
   Shares issued for product licenses                      17,200,000        17,200            2,048,800                   --
   Shares issued for debt conversion
     and reduction                                         23,001,590        23,002           14,634,188                   --
   Shares issued in exchange agreement
     Dr. Abravanol                                          3,203,130         3,203               23,225                   --

   Debentures converted to common stock                    13,678,125        13,678            3,763,306                   --

   Issuance of common stock                                29,005,000        29,005            4,557,900                   --
   Offering costs                                                  --            --             (746,309)                  --

   Stock options issued as compensation                            --            --              583,999                   --
   Common stock subscribed                                         --            --             (266,870)                  --
   Deferred compensation                                           --            --             (121,950)                  --
                                                      ---------------  ------------       --------------  -------------------

Balance at December 31, 2000                              172,236,005     $ 172,236          $41,440,254         $(38,026,530)
                                                         ============     =========          ===========         =============




The accompanying notes are an integral part of these consolidated financial statements.




                                                      Unrealized
                                                        Gain  on        Stockholders'
                                                      Investments          Equity
                                                      -----------      -------------

Balance at March 31, 2000                             $     --         $(11,283,130)

   Net loss for the ten months ended
     December 31, 2000                                      --          (26,735,233)
   Unrealized loss on marketable securities             24,000               24,000
   Shares issued in lieu of compensation                    --                4,318
   Shares issued for legal and consulting services          --           16,109,236
   Shares issued for infomercial production                 --              928,392
   Shares issued for product licenses                       --            2,066,000
   Shares issued for debt conversion
     and reduction                                          --           14,657,190
   Shares issued in exchange agreement
     Dr. Abravanol                                          --               26,428

   Debentures converted to common stock                     --            3,776,984

   Issuance of common stock                                 --            4,586,905
   Offering costs                                           --             (746,309)

   Stock options issued as compensation                     --              583,999
   Common stock subscribed                                  --             (266,870)
   Deferred compensation                                    --             (121,950)
                                                      ------------       ------------

Balance at December 31, 2000                         $   24,000           $3,609,960
                                                      ============        ==========




The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1   - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a) Organization and Basis of Presentation INFOTOPIA, INC. (Formerly Flex Marketing Inc. (OH)) (the "Company" or "Infotopia") was incorporated under the laws of Ohio on September 11, 1997. The Company was acquired by its parent company, National Boston Medical, Inc.("Parent"), in a share exchange agreement executed on November 21, 1998.

                  On April 25, 2000, Dr. Abravanel's Formula, Inc., a Nevada corporation (DABV), acquired Infotopia in a share exchange in which 100% of the outstanding stock of Infotopia was exchanged for 100% of the common stock of DABV. As a result of the share exchange, DABV changed its name to Infotopia, Inc.

                  The accompanying financial statements include the accounts of Infotopia, Inc. (a Nevada corporation), and its subsidiary Infotopia, Inc. (an Ohio corporation).

         b) Nature of Operations. The Company engages in the development, marketing, advertising and selling of new health, fitness and consumer products.

         d) Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period presented. Actual results could differ from those estimates.

         e) Revenue Recognition. Infotopia recognizes revenues upon shipment of products to the customer. Products are often back-ordered and are not shipped immediately. The Company recognizes cash receipts on back orders as deferred revenue.

         f) Cash and Cash Equivalents. The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

         g) Concentration of Credit Risk. The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances exceeded FDIC insured levels at various times during the year.

                         INFOTOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         h)       Accounts Receivable
                  For financial reporting purposes, the Company utilizes the allowance method of accounting for doubtful accounts. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. The allowance is based on an experience factor and review of current accounts receivable. Uncollectible accounts are written off against the allowance accounts when deemed uncollectible. In addition, the Company maintains an allowance for customer returns, based on an experience factor. The Company considers these allowances adequate at December 31, 2000.

         i)       Inventory
                  Inventory consists of finished goods, which are valued at the lower of cost or market on a first-in, first-out basis.

         k)       Property and Equipment
                  Property and equipment are stated at cost. Repair and maintenance costs are charged against income as incurred, while renewals and betterments are capitalized as additions to the related assets. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, primarily on a straight-line basis. The estimated service lives used in determining depreciation are five to seven years for computers, software, furniture and equipment.

                  Upon retirement or sale, the cost and related accumulated depreciation of the disposed assets are removed and any resulting gain or loss is credited or charged to operations.

         j)       Investments
                  The Company classifies all of its investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of shareholders' equity in comprehensive income
                  (loss), net of income taxes. Investments available for current operations are classified in the consolidated balance sheet as current assets: investments held for long-term purposes are classified as noncurrent assets. Interest income and realized gains and losses on securities are included in "Other expense (income) - net" in the consolidated statement of operations. The cost of securities sold is based on the specific identification method.

         l)       Capitalized Production Costs
                  Pursuant to Financial Accounting Standards Board ("FASB") Statement on Financial Accounting Standards ("SFAS") No. 53 "Financial Reporting by Producers and Distributors of Motion Picture Films" production costs are capitalized and amortized over the useful lives of the programs.

         m)       Intangibles
                  Intangibles consist of goodwill and license costs. Goodwill represents costs in excess of net assets acquired in connection with businesses acquired. Goodwill is amortized over 5 years. License costs are amortized over the lives of the license agreements.

                  Should events or circumstances occur subsequent to the acquisition of a business or purchase of a license which brings into question the realizable value or impairment of the related intangible asset, the Company will evaluate the remaining useful life and balance of the intangible asset and make adjustments, if required. The Company's principal consideration in determining an impairment includes the strategic benefit to the Company of the particular asset as measured by undiscounted current and expected future operating income of that specified group of assets and expected undiscounted future cash flows. Should an impairment be identified, a loss would be reported to the extent that the carrying value of the related intangible asset exceeds the fair value of that intangible asset as determined by valuation techniques available under the circumstances.

         n)       Income Taxes
                  Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases.

         o)       Offering Costs
                  Offering costs consist primarily of professional fees. These costs are charged against the proceeds of the sale of common stock in the periods in which they occur.

         p)       Advertising Costs
                  Advertising costs are expensed as incurred and are included in selling expenses. For the ten months ended December 31, 2000, advertising expense amounted to $6,805.

         q)       Fair Value of Financial Instruments
                  The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and income taxes payable approximate fair value due to the relatively short maturity of these instruments. The face value of the note receivable at December 31, 2000, was determined to be its fair value. The fair value of long-term borrowings was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of long-term borrowings approximates the carrying amounts at December 31, 2000.

                         INFOTOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 1 -            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         r) Long-lived Assets Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the assets and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

         s)       Stock-Based Compensation
                  The Company has adopted the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

         t)       Earnings Per Share
                  SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

                  The computation of basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.

                  The shares used in the computation of earnings per share were as follows:

                  Basic                                    105,490,686
                                                           -----------
                  Diluted                                  105,490,686
                                                           ===========
                  Loss per share - Basic and Diluted      $      (.25)
                                                          ============

         u)       Recent Accounting Pronouncements
                  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), revenue recognition in financial statements. Management believes that the adoption of SAB 101 will not have a significant impact on its consolidated financial position or results of operations. SAB 101 is required to be adopted during the Company's calendar year ending December 31, 2001.

                         INFOTOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



NOTE 2 -  PREPAID EXPENSES

          Prepaid expenses and other current assets are summarized as follows:


           Prepayment for inventory                            $  163,208
           Legal and professional services                         15,794
           Taxes                                                    5,000
           Royalties                                               74,844
           Interest receivable                                      9,205
                                                                -----------
           Total prepaid expenses and other current assets    $   268,051
                                                                ===========

NOTE 3 -   INVESTMENTS IN MARKETABLE SECURITIES

           The investments at December 31, 2000 available for sale are as follows:

                                                                         Market
                                                    Cost                  Value
                                                 ----------           ----------
          Millennium Direct, Inc. common stock    $ 150,000           $  174,000
          National Boston Medical common Stock      444,444                    -
                                                  ---------           ----------
              Total                               $ 594,444              174,000
                                                  ==========          ==========
              Net Unrealized Gain                                         24,000
                                                                      ==========
              Impairment Loss                                         $ (444,444)
                                                                      ==========

         The net unrealized gain of $24,000 has been reported in other comprehensive loss.

         On August 21, 2000, National Boston Medical filed for protection under Title 11 of the United States Code. Since the realization of this investment is uncertain, the total cost has been written off to impairment expense.

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:
         Warehouse equipment and molds                               $   295,941
         Computer equipment and software                                 163,696
         Furniture and office equipment                                   35,519
                                                                     -----------
                                                                         495,156
         Less:  Accumulated depreciation and amortization                255,383
                                                                     -----------
         Property and equipment, net                                 $   239,773
                                                                     ===========

         Depreciation expense for the ten months ended December 31, 2000 was $93,075.

NOTE 5 - CAPITALIZED PRODUCTION COSTS

         Capitalized production costs represent costs incurred in connection with the production of infomercials:

         Total Tiger                                                  $  350,000
         Prostate                                                        250,000
         Medicus Dual 2000                                                10,000
         Cathi Graham                                                     20,000
         Rejuvicare                                                       11,000
         Facial Spa                                                       29,475
         Robert Allen                                                     20,000
                                                                      ----------
         Capitalized Production Costs                                 $  690,475
                                                                      ==========

         The infomercial productions described above have not yet aired and, therefore, no amortization has been recorded.

NOTE 6 - INTANGIBLE ASSETS

         Intangible assets are summarized as follows:
          Goodwill                                                   $   880,277
          Bun and Thigh products license                               1,854,000
                                                                     -----------
                                                                       2,734,277
          Less:  Accumulated Amortization                                318,970
                                                                     -----------
          Total intangibles - net                                     $2,415,307
                                                                     ===========

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:

         Accounts payable                                           $  1,253,202
         Accrued expenses                                                545,418
                                                                    ------------
                                                                     $ 1,798,620
                                                                    ============
         Accounts payable includes liabilities assumed when the Company was spun off from its former parent company.

                         INFOTOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



NOTE 8 - CONVERTIBLE DEBENTURES, SHORT-TERM

         On August 25, 2000, the Company issued a 270-day promissory note with non-detachable warrants, granting the note holder the right to convert the note into common stock, 300,000 shares at $.08 per share and 52,500 shares at $.50 per share. The non-detachable warrants expire 5 years from the date of the note. The note bears interest at 10% per annum, payable quarterly. Principle is due in two installments of 50% each, at 180 days and 270 days from date of issuance, respectively. As of December 31, 2000, the warrants had not been exercised.

NOTE 9 - DEFERRED REVENUE

         Deferred revenue represents unfulfilled sales orders at December 31, 2000 in the amount of $38,162.

NOTE 10- CONVERTIBLE DEBENTURE

         On December 28, 2000, the Company completed the sale of a $600,000 secured convertible debenture. The debenture matures December 28, 2003 and pays interest at 12% per annum. The agreement contains various restrictions and events of default.

         On January 19, 2001, the debenture holder sold the debenture to a third party who converted it to 12,000,000 shares of common stock of the Company, subject to "Rule 144" promulgated under the Securities Act of 1933. In exchange for early conversion rights, the Company agreed to accept $.145415 per share that provided additional funds of $1,144,980, in addition to the $600,000 previously advanced under the terms of the debenture bringing the total conversion price to $1,744,980.

         During the months of July, August and September, 2000, the Company issued various 270-day notes, totaling $1,825,500, with non-detachable warrants, granting the noteholders of $1,767,500 the right to convert their notes into common stock, 10,605,500 shares at $.08 and 1,855,875 at $.50, and notes holders of $58,000 notes the right to convert their notes into 145,000 shares of common stock at $.40 per share. As of December 31, 2000, these notes had been exercised, resulting in a beneficial conversion feature of $1,778,689. Upon conversion of the notes, both the discount and $22,895 of accrued interest on these notes were converted to additional paid-in-capital.

NOTE 11- COMMITMENTS AND CONTINGENCIES

         Employment Agreements The Company has entered into employment agreements as follows:

         The Company has a three-year employment agreement with Daniel Hoyng, its Chief Executive Officer. The term runs through April 26, 2003 and, unless notified by the Board of Directors or the Executive Committee of the Company, the agreement will automatically be renewed for one year, each year thereafter. In addition to a base salary, bonuses and other incentives, Mr. Hoyng will be granted 1,000,000 shares of common stock annually on the anniversary date of the agreement. These shares carry an anti-dilution provision and are not subject to any reverse split. To give the executive the opportunity to attain an ownership position of not less than 5% of the outstanding stock of the Company, the executive will be granted no less than

                         INFOTOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



NOTE 11- COMMITMENTS AND CONTINGENCIES (Continued)

         Employment Agreements (continued)

         3,000,000 options to purchase the Company's stock over 3 years. The first such award will be no less than 1,000,000 shares with an award date of June 1, 2000. Additionally, once a year the executive may choose to convert one-third of his annual salary to stock, the purchase price being the lowest closing price of the Company's stock during the last ten months (see Stock Options). In addition, in accordance with the agreement, the executive received, on September 13, 2000, a signing bonus of 1,500,000 shares of the Company's common stock.

         The Company has a three-year employment agreement with Ernest Zavoral, its President. The term runs through April 26, 2003 and, unless notified by the Board of Directors or the Executive Committee of the Company, the Agreement will automatically be renewed for one year, each year thereafter. The provisions of Mr. Zavarol's agreement, relating to stock and options, are substantially the same as those of Mr. Hoyng's agreement.

         The Company has a three-year employment agreement with Marek Lozowicki, its Executive Vice President. The term runs through April 26, 2003 and, unless notified by the Board of Directors or the Executive Committee of the Company, the Agreement will automatically be renewed for one year, each year thereafter. The provisions of Mr. Hoyng's agreement, relating to stock and options, are substantially the same as those of Mr. Hoyng's agreement.

         Compensation to the Board of Directors and Corporate Secretary According to board resolutions adopted on December 13, 2000, three current directors and the corporate secretary are entitled to receive options to purchase 500,000 shares of the Company's common stock each, per quarter, at the lowest trading price of the Company's common stock during the past ten months. If the Company achieves $30,000,000 in total revenues during the ten month period March 1, 2000 through February 28, 2001, the three board members and the secretary will be eligible for an additional stock option bonus of 500,000 shares each.

         The options are retroactive and prorated on a one-third basis each ($167,000 shares) for the first quarter of the 2001 fiscal year (March, April, May) and in full amounts for the calendar quarters thereafter.

                         INFOTOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



NOTE 11- COMMITMENTS AND CONTINGENCIES (Continued)

         Royalty and Management Agreements
         In July 2000, the Company entered into a license agreement with Torso Tiger for the exclusive worldwide rights to advertise, promote, market, sell, distribute and exploit Torso Tiger, an abdominal fitness product. Pursuant to the agreement, the Company engaged Torso Tiger Inc. as its exclusive management company to oversee all operations relating to the advertising, promotion, manufacturing, sale, marketing, distribution and exploitation of the product.

         In consideration of the license granted, the Company issued 4,000,000 shares of its restricted common stock, equal to $600,000 at the price of $.15 per share. In the event such shares are not valued at $600,000 at the time they become freely trading, the Company shall pay Torso Tiger or its designee the difference in cash or issue additional shares or warrants or stock options to purchase Infotopia common stock to achieve an aggregate value of $600,000.

         In consideration of the services rendered by Torso Tiger, the Company
         (i) issued unrestricted, free trading common stock with a value equal to $1,000,000, (ii) grants weekly royalties of 5% of "Gross Sales Revenues" of Torso Tiger (worldwide sales by any means other than retail), (iii) grants weekly royalties of 17% of the "Wholesale Selling Price" (from worldwide retail sales) of the product, (iv) shall pay additional contingent cash bonuses if certain levels of Gross Sales Revenues, Wholesale Selling Price are achieved and (v) shall pay additional contingent cash bonuses if certain Gross Television Sales Revenues are achieved. The agreement terminates on June 10, 2002 and can be extended for one or more periods.

         As of December 31, 2000, the Company discontinued the sale of the Torso Tiger and, therefore, established an impairment loss for the Torso Tiger license.

         In November 2000, the Company entered into a license agreement with Lohan Media, LLC ("LM") for the exclusive rights, until January 31, 2004, unless terminated earlier, to jointly, with LM, advertise, promote, market, sell, distribute and exploit the product currently known as "Body by Jake, Bun & Thigh Rocker" and a related product known as "Body by Jake Body Shape Up System" in North America, excluding Canada and in any and all media. The rights to distribute the product in any other international markets are specifically excluded; however, the Company will receive a reverse royalty on products sold by LM internationally after February 20, 2001.

                         INFOTOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



NOTE 11- COMMITMENTS AND CONTINGENCIES (Continued)

         Royalty Agreements (continued)
         In consideration for the license, the Company shall pay LM a weekly royalty of five percent of "Gross Sales Revenues" from sales and exploitation of the product other than retail sales. In addition, the Company shall pay LM additional weekly royalties for payment by LM to Body By Jake Enterprises, LLC and the producers of the Infomercial.

         In consideration of the services to be rendered by LM, the Company (i) issued unrestricted, free trading common stock with a value equal to $1,000,000, (ii) shall make an additional cash payment of $1,000,000 on February 20, 2001, and (iii) shall issue 7,000,000 shares of the Company's unrestricted, free trading stock in February 2001. After February 20, 2001, the company will pay additional cash bonuses equal to $250,000 for every $5,000,000 of gross sales revenue. In addition, Infotopia shall pay royalties of 2% of "Gross Sales Revenue, "10% of the "Adjusted Gross Retail Revenue" and 3% of the "Adjusted Gross Revenues to a management company.

         On November 16, 2000, the Company entered into an agreement with a management company for the joint development of certain infomercial projects, which are currently managed by the management company. The Company issued 800,000 restricted shares of its common stock as payment for management consulting fees relating to the production of the infomercial. Upon "roll-out" of any of the selected projects, Infotopia will pay $12,500 to the management company, cash payments equal to 10% of the gross revenue from continuity product sales and participation, as agreed, in other sources of revenue and/or economic advantage. The agreement shall terminate, unless extended in writing in the form of a marketing and distribution agreement for each of the selected projects. As of the date of this report, the Company has agreed to sign marketing and distribution agreements for all five products covered by this agreement.

NOTE 12- RELATED PARTY TRANSACTIONS

         On October 8, 2000, the Company received a two-year, $500,000 note from its former Parent, bearing interest at 8%. The first interest payment is due on April 1, 2001; thereafter, interest is due quarterly. At the election of the Company, the note is due in cash or Parent stock. On August 21, 2000, the former parent company filed for protection under Title 11 of the United States Code. The funding of the principal of this note is subject to bankruptcy approval. Because of the uncertainty of the collection on this note, the full amount of $500,000 has been written off to impairment expense.

                         INFOTOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



NOTE 12- RELATED PARTY TRANSACTIONS (Continued)

         The Company made advances to and has receivables from officers and employees that amount to $83,896 and $71,767 as of December 2000, respectively.

         During the ten months ended December 31, 2000, the Company acquired certain assets from its former parent in exchange for assumption of an obligation. The Company paid $100,000 as settlement of this obligation.

         In April 2000, DABV purchased the stock of Flex Marketing, Inc. (Infotopia, Inc., Ohio) from its former Parent, in exchange for the rights to a patent for a back massage device. After the acquisition by DABV, which became Infotopia, Inc., the Company paid the patent owner $368,434 as settlement of a lawsuit the patent holder had against the former parent for commissions due from Flex Marketing, Inc.

NOTE 13- COMMON STOCK

         Of the 172,236,005 shares of common stock issued as of December 31, 2000, 17,271,878 shares are restricted pursuant to the Securities Act of 1933.

NOTE 14- EQUITY COMPENSATION AND STOCK OPTIONS

         On April 26, 2000 the Company issued 367,988 shares and on September 13 and 14, 2000, 3,950,000 shares of common stock as compensation to employees of Infotopia, Inc. for their involvement in the Company's activities. These shares have a vesting date of April 26, 2000 and are valued at $.001 per share (market at date of grant). As of December 31, 2000, employees holding 4,242,988 of such stock certificates remain employed by the Company and the total expense associated with these shares is included in the financial statements.

         Pursuant to his employment contract, on June 1, 2000, the Chief Executive Officer was granted options to purchase 1,000,000 shares of common stock with an exercise price of $.125 (the lowest market price of the prior twelve months); fair market value at date of grant was $.1566; therefore, a compensation cost aggregating $.0316 per share has been recognized in the financial statements. On December 13, 2000, the CEO was granted options to convert one-third of his salary into 928,000 shares of common stock with an exercise price of $.0625 (the lowest market price of the prior twelve months); fair market value at date of grant was $.0781; therefore, a compensation cost aggregating $.0156 per share has been recognized in the financial statements. On December 15, 2000, the CEO was granted options to purchase 2,167,000 shares of common stock with an exercise price of $.0625 (the lowest market price of the prior months) for services on the board of directors; fair market due at date of grant was $.0938; therefore, a compensation cost aggregating $.0313 per share has been recognized in the financial statements.

         Pursuant to his employment contract, on June 1, 2000, the President was granted options to purchase 800,000 shares of common stock with an exercise price of $.125 (the lowest market price of the prior twelve months); fair market value at date of grant was $.1566; therefore, a compensation cost aggregating $.0316 per share has been recognized in the financial statements. On December 13, 2000, the President was granted options to convert one-third of his salary into 880,000 shares of common stock with an exercise price of $.0625 (the lowest market price of the prior twelve months) fair market value at date of grant was $.0781; therefore, a compensation cost aggregating $.0156 per share has been recognized in the financial statements. On December 15, 2000, the CEO was granted options to purchase 2,167,000 shares of common stock with an exercise price of $.0625 (the lowest market price of the prior months) for services on the board of directors; fair market value at date of grant was $.0938; therefore, a compensation cost aggregating $.0313 per share has been recognized in the financial statements

         Pursuant to his employment contract, on June 1, 2000, the Secretary was granted options to purchase 600,000 shares of common stock with an exercise price of $.125 (the lowest market price of the prior twelve months); fair market value at date of grant was $.1566, therefore, a compensation cost aggregating $.0316 per share has been recognized in the financial statements. On December 13, 2000, the Secretary was granted options to convert one-third of his salary into 533,320 shares of common stock with an exercise price of $.0625 (the lowest market price of the prior twelve months); fair market value at date of grant was $.0781; therefore, a compensation cost aggregating $.0156 per share has been recognized in the financial statements. On December 15, 2000, the Secretary was granted options to purchase 2,167,000 shares of common stock with an exercise price of $.0625 (the lowest market price of the prior months) for his services as Company Secretary; fair market value at date of grant was $.0938; therefore, a compensation cost aggregating $.0313 per share has been recognized in the financial statements.

                         INFOTOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



NOTE 14- STOCK OPTIONS (Continued)

         Pursuant to a board of Directors resolution, dated December 13, 2000, a board member was granted options to purchase 2,500,000 shares of the Company's common stock at $.0625 per share, the lowest closing price of the Company's common stock during the past 12 months. All options issued are exercisable within 1 year from date of issuance. As of December 31, 2000, none of the options had been exercised.

         Pursuant to an interim agreement between Infotopia and Modern Health Sciences, Inc. ("Modern Health"), dated October 30, 2000, Modern Health was granted options for management services to be rendered on December 15, 2000 to purchase 4,666,667 shares of the Company's Common Stock at an exercise price of $.06 per share. All options issued are exercisable with 1 year from date of issuance. As of December 31, 2000, none of the options had been exercised.

         In addition to the stock options granted to employees, the Company has granted 4,666,667 options with an exercise price of $.0625 to an outside consultant for the services performed related to management services for a new product line. These options were valued at $200,278, using the Black-Scholes option pricing model and have been included in consulting services.

         The following table summarizes the option activity during the ten months ended December 31, 2000:

                                                                      Weighted
                                                                      Average
                                                                      Exercise
                                                     Shares           Price
                                                     ------------     ----------

         Options outstanding at beginning of year             --              --
         Options exercised                                    --              --
         Options granted                              18,075,987         $0.0533
         Options forfeited/expired                            --              --
                                                     -----------
         Options outstanding at end of year           18,075,987         $0.0533
                                                     ===========         =======
                                                                         $0.0625
         Option price ranges at end of year                            to $0.125
         Weighted-average fair value of options
          Granted during the year                                        $0.0533
         Options exercisable at end of year           18,075,987
                                                      ==========

                         INFOTOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



NOTE 14- STOCK OPTIONS (Continued)

         The following table summarizes options outstanding at December 31,2000:

                                                                 Weighted
                                               Weighted           Average
         Number                                 Average          Remaining
         Outstanding     Exercise prices    Exercise prices   Contractual life
         -----------     ---------------    ---------------   ------------------

         2,400,000       $0.1250            $0.1250           0.414
         15,675,987      $0.0625            $0.0625           0.959

         The fair value of each option grant is estimated on the date of grant, using the Black-Scholes options-pricing model, with the following weighted-average assumptions used for grants during the ten months ended December 31, 2000:


         Risk-free interest rate                            4.88% to 5.96%
         Volatility rate                                  128.57%
         Expected lives                                     0.414 to 0.959 years

         The Company uses the intrinsic value method (APB Opinion 25) to account for its stock options granted to officers, directors, and employees. Under this method, compensation expense is recorded over the vesting period based on the difference between the exercise price and quoted market price on the date the options are granted.

         Had the Company chosen the fair value method of accounting for transactions involving stock option issuance (SFAS No. 123), the Company would have recorded and additional $650,165 as presented by the pro forma statement below:

         Net loss as reported                          $  (26,735,233)
         Pro forma net loss                            $  (27,385,398)
         Net loss per common share                     $         (.25)
         Pro forma loss per share                      $         (.26)

NOTE 15- INCOME TAXES

         The components of the provision for income taxes are as follows:

         Current Tax Expense
           U.S. Federal                                             $         --
           State and Local                                                    --
                                                                    ------------
         Total Current                                                        --
                                                                    ------------

         Deferred Tax Expense
           U.S. Federal                                                       --
           State and Local                                                    --
                                                                    ------------
         Total Deferred                                                       --
                                                                    ------------

                         INFOTOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 15- INCOME TAXES (Continued)

         The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the ten months ended December 31, 2000:


         Federal Income Tax Rate                                         (34.0)%
         Effect of Valuation Allowance                                    34.0 %
                                                                       ---------
         Effective Income Tax Rate                                         0.0 %
                                                                      ==========

         At December 31, 2000, the Company had net carry-forward losses of approximately $37,000,000. Because of the current uncertainty of realizing the benefit of the tax carry-forwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry-forwards depends predominantly upon the Company's ability to generate taxable income during the carry-forward period.

         Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

         Deferred Tax Assets
           Loss Carry-forwards                                      $12,580,000
           Less:  Valuation Allowance                               (12,580,000)
                                                                 ---------------
         Net Deferred Tax Assets                                 $            -
                                                                 ===============

         Net operating loss carry-forwards expire starting in 2007 through 2019. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

NOTE 16- GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2000, the Company has an accumulated deficit of $38,026,530 and a current loss of $26,735,233. Based upon the Company's plan of operation, the Company anticipates that existing resources, together with funds generated from operations, will generate sufficient funds to fund the Company's working capital.

NOTE 17- SUBSEQUENT EVENTS

         In January 2001, the Company entered into one-year employment contracts with five new employees with terms expiring between January 1 and January 10, 2002. In connection with these employment agreements, the employees have the option to convert one third on their salaries each year into the Company common stock. The exercise price is the lowest closing price of the preceding 12 months.

                         INFOTOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



NOTE 17- SUBSEQUENT EVENTS (Continued)

         On February 1, 2001, the Company entered into a retainer agreement for financial public relations counsel and for a program of financial communication and investor relations. The 12 month agreement calls for a monthly retainer of $5,000, plus direct and indirect expenses and the issuance of immediately vesting options to purchase 3,000,000 shares of the Company's common stock, exercisable at the closing bid price on February 1, 2001. The options expire January 31, 2006, and will be adjusted for any future stock splits and stock dividends.