Form 10QSB
period 2001-03-31
INFOTOPIA INC
filed 2001-05-08
CIK 1066759

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

COMMISSION FILE NUMBER 000-251572

                                 INFOTOPIA, INC.
        (Exact name of small business issuer as specified in its charter)

     Nevada                                               95-4685068
(State of incorporation)                              IRS Employer ID No.

                       218 Tearall Road, Raynham, MA 02767
                    (Address of Principal Executive Offices)

                                 (508) 884-9900
                           (Issuer's telephone number)

Check whether the issuer

    (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 4, 2001, there were 440,828,053 shares of common stock outstanding.

Transitional Small Business Disclosure Format: [ ] Yes [X ] No

Part I

Item 1.  Financial Statements

        See attached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following is a discussion of certain factors affecting the results of operations, liquidity and capital resources of Infotopia, Inc. ("Infotopia" or the "Company"). You should read the following discussion and analysis in conjunction with the Company's consolidated financial statements and related notes that are included herein under Item 1 above.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

        The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Company's future profitability; the uncertainty as to the demand for the Company's products; increasing competition in the markets in which the Company competes; the Company's ability to hire, train and retain sufficient qualified personnel; the Company's ability to obtain financing on acceptable terms to finance its growth strategy; and the Company's ability to develop and implement operational and financial systems to manage its growth.

OVERVIEW

    INFOTOPIA, INC. (Formerly Flex Marketing, Inc. (OH)) (the "Company" or "Infotopia") was incorporated under the laws of Ohio in September 11, 1997. The company was acquired by its parent company, National Boston Medical, Inc. ("Parent"), in a share exchange agreement executed on November 21, 1998.

     On April 25, 2000, Dr. Abravanel's Formula, Inc., a Nevada corporation
(DABV), acquired Infotopia in a share exchange in which 100% of the outstanding stock of Infotopia, Inc. was exchanged for 100% of the common stock of DABV. As a result of the share exchange, DABV changed its name to Infotopia, Inc. (IFTP).

     The accompanying financial statements include the accounts of Infotopia, Inc. (a Nevada corporation), and its subsidiary Infotopia, Inc. (an Ohio corporation).

     Infotopia is in the direct marketing/direct to retail marketing business, which encompasses the sale of various products through commercials, infomercials, print media, radio, the Internet and all traditional methods of selling to the consumer such as traditional retail. In particular, the Company utilizes electronic retailing, in which electronic media, such as television, radio and the Internet, is used to convey all the information a consumer needs to make a buying decision, and to make a specific offer to the consumer, with an appeal to make an immediate buying decision. Infotopia receives and processes almost all of its orders for directly marketed products through a customer service call center or through direct online Internet orders. The orders are routed to various "fulfillment centers" from which products are shipped directly to the consumers. The call centers and fulfillment centers are contracted entities. The Company markets a variety of healthcare, fitness, weight reduction, recreation, cooking aid, and skin care products through direct marketing/direct to retail marketing. The Company's securities are quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol IFTP.OB

         The Company's revenues originate from the sale of healthcare, fitness, weight reduction, recreation, kitchen products and skin care products. During the past quarter, the Company has significantly increased the range of its product mix and has entered into a number of agreements to further broaden its product mix.

         The Company's objective is to be one of the leading direct marketing companies in the United States. To achieve this, it will be necessary for the Company to expand the size of its revenues through marketing its current products, acquiring new products to market, and continuing to generate revenue through multiple revenue streams. The Company also needs to capitalize on its early marketing success by continuing to expand the current distribution channels and to maintain its focus on emerging trends while continuing to retain its high level of expertise in this industry.

         The Company currently markets the Cooking Saddle (a cooking device which allows meats, such as large turkeys, to be removed from an oven pan easily), the Backstroke (a back massager), the Torso Tiger(an abdominal and upper body workout machine), the BodyRocker (a machine that allows for strength training and non-impact aerobics, developing various parts of the body), the Torso Tiger II (a scaled down version of the Torso Tiger machine), the Body by Jake Bun and Thigh Rocker (an exercise product that allows the user to trim and tone the hips and thighs), the Medicus Dual 2000 (a golf-swing trainer), the Hot Mommies System (a program designed to give mothers essential nutrients for health and vitality), the Total Tiger (an exercise product for upper and lower body), "Michael Thurmond's Six Week Body Makeover," the Jules and Jane skin care products line (consisting of 12 natural skin care products), Bubbe's Best baby skin care products and Safeshield (an anti-microbial that kills bacteria such as staph, e-coli, psuedomonas and salmonella and various viruses).

         The exclusive marketing rights to the Torso Tiger, Torso Tiger II, and Hot Mommies System properties (all of which are trademarks of Torso Tiger, Inc.) were acquired by agreement with Torso Tiger on August 17, 2000.

         On October 30, 2000, the Company entered into another agreement with Torso Tiger, Inc. and Total Tiger, Inc. for the rights to advertise, promote, market, sell and distribute the Total Tiger product, described above.

         On October 30, 2000, the Company entered into an agreement with Modern Health Services along with Natural Science Corporation of America, Inc. to license the rights to market and sell two osteoporosis and prostate products.

         On November 16, 2000, the Company entered into a joint venture agreement with Infomercial Development Companies of San Diego, California for the marketing of six new products, and a right of first refusal on all new products under their development. The new products include: (i) Facial Spa (a hand held home facial unit utilizing rechargeable batteries), (ii) the Fresh Start weight loss program, the (iii) Rejuvicare skin care system, (iv) the Medicus Dual 2000 golf swing training device, (v) the Multiple Streams of Cash business opportunity package (which includes workbooks, tapes, and telecoaching), and (vi) Changes, a female menopausal and PMS herbal supplement.

         On November 30, 2000, the Company entered into a licensing agreement with Lohan Media LLC for the Body by Jake Bun & Thigh Rocker.

        On March 30, 2001, the Company entered into a license agreement ("License Agreement") with J Group Holdings, Inc. ("J Group") whose two subsidiaries, Bubbe's Best, Inc. ("Bubbe's Best") and Centerprise, Inc. ("Centerprise") manufacture and distribute a wide line of skin care products geared to a variety of markets. Under the terms of the License Agreement, Infotopia has exclusive worldwide rights jointly with J Group to advertise promote, market, sell and distribute the following product lines of J Group:
"Jules & Jane," "Bubbe's Best," and "Skindom."

        On April 5, 2001, Infotopia entered into a Stock Purchase Agreement ("Stock Purchase Agreement") with National Boston Medical, Inc., a Nevada corporation (the "Seller"), to purchase all of the outstanding shares of National Boston Medical, Inc., a Delaware corporation and subsidiary of the Seller ("NBMDE"). NBMDE's primary asset is Safeshield(R), a germicidal skin protectant, which helps prevent cross-contamination. Infotopia is now marketing and distributing Safeshield(R) in the food service, medical and retail markets through Dermaguard, Inc., Safeshield(R)'s master distributor.

        On April 6, 2001, the Company entered into a strategic alliance with Provida Life Sciences, Inc. ("Provida") to market "Michael Thurmond's Six Week Body Makeover" through a nationwide television advertising campaign. Michael Thurmond's Six Week Body Makeover is a weight loss program customized to users' metabolism and body types. The Company is allowed to air a maximum of $300,000 in media per week.

        Infotopia develops new products based on ideas that come from a variety of sources, including investors, suppliers, trade shows, industry conferences, and strategic alliances with various manufacturing and consumer products companies. As of the date of this Quarterly Report, the Company has 30 new products that are in various stages of development, and expects to be able to market approximately 13 new products during the balance of fiscal 2001, pending completion of the supporting infomercials.

        The Company's industry is extremely competitive, with a number of entities offering similar products and/or advertising through similar media. The Company estimates the number of competitors in the home fitness equipment sector to be 75. The Company is not aware of any competitors marketing products similar to the Hot Mommies System or the Cooking Saddle through the same marketing channels. The Company's competitive position is affected by its ability to develop attractive advertising campaigns for its products, and to acquire and/or develop the rights to attractive products. Diminished consumer interest in the Company's products would adversely affect its business. Likewise, an inability to develop new and attractive products would adversely affect the Company's competitive position.

position.

        The Company also competes on the basis of customer service and efficient inventory control and product distribution, which includes allowing for product returns and warranties. Many of the Company's competitors possess greater financial resources, wider brand name recognition, broader distribution networks and other resources and characteristics that may give these competitors a competitive advantage.

         With respect to the Company's intellectual property, the Company is prosecuting a patent application with the United States Patent and Trademark Office for the Cooking Saddle product. The Company cannot predict at this time whether it will be ultimately successful in securing a patent for such product. As noted above, the Company has entered into a variety of marketing and license agreements with respect to various products, with Torso Tiger, Inc., National Science Corporation of America, Infomercial Development Companies, Lohan Media LLC, Provida Life Sciences, Inc., and the J Group which allow the Registrant to utilize the patent and trademark rights of these other entities with respect to the licensed products. The Company has the exclusive license rights to 5 issued patents, and 7 patents that are pending, and non-exclusive rights to one issued patent. The Company, in addition, has the exclusive license rights to six federally registered trademarks, and seven trademarks for which federal registration has been sought, and non-exclusive rights to one federally registered trademark.

         The Company's principal manufacturers and suppliers of the products it distributes are: Pacnet Resources (People's Republic of China and Taiwan), Classicor (Canada), VitaQuest (USA), Lohan Media (USA), and the J Group. The Company does not depend on a few major customers as the products are marketed mainly to consumers through TV Infomercials and Internet.


RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

REVENUES

During the three months ended March 31, 2001, Registrant's net sales were $23,922,632, as compared to $0 during the comparable period in 2000, representing an increase of $23,922,632, and an infinite percentage. The increase during the year was primarily attributable to the Company's commencement of operations, and the aggressive marketing of its products, and acquisition of new products to market, compared to the lack of marketable products in the prior period.

COST OF GOODS SOLD

The Registrant's Cost of Sales increased to $6,691,634 from $0 (an infinite percentage) for the three months ended March 31, 2001 as compared with the three months ended March 31, 2000. The increase in the cost of goods sold during this period is principally associated with the increase in revenues, and the fact that the Company marketed products in much of 2000 and the first quarter of 2001, whereas it did not in the first quarter of 2000.

OPERATING EXPENSES


Operating expenses for the three months ended March 31, 2001 increased to $14,438,250 from $1,028 for the comparable period of 2000, or an increase of $14,438,250, (>14,000%). In general, this substantial increase primarily was the direct result of the Company putting in place a new management team, and greater selling and marketing expenses incurred as a result of commencing operations. For the three months ended March 31, 2001 as compared with the comparable period of 2000, selling expenses increased $12,580,984 from $0 (an infinite percentage). The increase was due to the Company's commencement of operations and continued development and implementation of various new products, the development of selling materials and increased sales efforts. General and Administrative expenses increased to $1,605,956 from $1,028 (>1,500%) for the period ended March 31, 2001 as compared to the comparable period in 2000. This increase reflects the Company's efforts to build a new, fully-fledged management team focused on the Company's growth, and the commencement of operations.

INCOME FROM OPERATIONS

The Company had income from operations of $2,792,748 for the three months ended March 31, 2001 as compared with a loss of ($1,028) for the three months ended March 31, 2000. This increase in income was primarily attributable to the Company's implementation of its new marketing and growth strategy, the commencement of its operations, and its investment in new products and new tools to market these products, all of which resulted in significantly higher revenues, with resulting improvement in results from operations.

TOTAL OTHER INCOME (EXPENSE) AND EXTRAORDINARY ITEMS

Other income (expense) for the three months ended March 31, 2001 consisted primarily of interest expense, ($1,230,444) compared to $0 for the comparable period in 2000. Of the $1,230,444, $786,891 was a discount expense which was incurred as a one time charge due to an embedded conversion feature on the debentures.

NET INCOME.

For the three months ended March 31, 2001, the Company had income before income taxes of $1,562,304 as compared with ($1,028) for the comparable period of 2000. As previously noted, the Company's increase in net income was the result of commencing operations, expanding its product line, and the aggressive marketing of its product line. In addition, the Company entered into a number of strategic alliances which enabled it to generate revenues and resulting in increases in income from multiple revenue streams.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Registrant has financed its working capital requirements through internally generated funds, the sale of shares of its common stock, and proceeds from short-term bank borrowings, debentures, and notes payable. As of March 31, 2001, the Company had working capital (current assets less current liabilities) of $4,229,149 as compared with working capital at December 31, 2000 of $652,262. This increase in working capital is the result of the Company's increase in accounts receivable by $9,645,660 during the three months ended March 31, 2001, a more than tenfold increase in prepaid expenses from $268,051 as of December 31, 2000 to $2,877,100 for the three months ended March 31, 2001, and a large increase in inventory from $418,689 for the period ended December 31, 2000 to $2,004,839 for the three months ended March 31, 2001, an increase of approximately 379%. Although the Company anticipates being able to meet its cash needs during the next twelve months, it may seek to issue corporate debt or equity securities in the event that there is not enough cash to satisfy the Company's cash needs for the coming year. Any debt incurred or issued by the Company may be secured or unsecured, fixed or variable rate interest and may be subject to such terms as the board of directors of the Company deems prudent. Any sales of equity securities may be at or below current market rates for the Company's common stock. The Company expects any proceeds from such additional credit or sale of securities to be used primarily in the marketing and development of its product lines.

The Company does not believe that its business is subject to seasonal trends.


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

Part II

Item 1.  Legal Proceedings

        Bristol v. Infotopia, Inc. On or about April 23, 2001, Bristol DLP, LLC ("Bristol") filed a complaint in the United States Southern District Court of New York ("SDNY") alleging that Infotopia had entered into an agreement with Bristol for the issuance of certain warrants and other good and valuable consideration in return for Bristol's purchase of a secured convertible debenture ("Debenture") to be issued by Infotopia. Infotopia believes that there was no contractual obligation on the part of Infotopia to issue the Debenture or any other equity instrument to Bristol and intends to vigorously defend this lawsuit.

        Sephora v. Infotopia, Inc. On or about April 5, 2001, Sephora Capital Management, Inc. ("Sephora") filed a complaint in the United States Southern District Court of New York alleging that Infotopia and Sephora had entered into an agreement for Infotopia to issue 2.5 million shares to Sephora for consideration of $250,000. Infotopia claims that it was not a party to this transaction and intends to vigorously defend this lawsuit.

Item 2.  Changes in Securities

        On March 13, 2001, the Board of Directors of the Company, pursuant to the authority expressly granted to it in the Company's Amended and Restated Articles of Incorporation ("Charter"), created out of the 10,000,000 shares of the preferred stock of the Company authorized in Article III of the Charter, a series of 3,900,000 shares of Series A Preferred Stock (the "Series A Preferred"). Each share of the Series A Preferred was convertible into twenty
(20) shares of Common Stock which had the potential of diluting the shares of the Company's Common Stock owned by the existing shareholders of the Company's Common Stock.

        On March 13, 2001 (amended March 19, 2001 and April 27, 2001), the Board of Directors of the Company, pursuant to the authority expressly granted to it in the Company's Amended and Restated Articles of Incorporation created out of the 10,000,000 shares of the preferred stock of the Company authorized in Article III of the Charter, a series of 6,100,000 shares of Series B Preferred Stock (the "Series B Preferred"). Each share of the Series B Preferred is convertible into twenty (20) shares of Common Stock at a price per share equal to the lesser of: (a) a 30% discount from the closing bid price on the date of the issuance of the Series B Preferred, or (b) a 30% discount from the lowest closing bid price during the twenty (20) trading days immediately prior to the conversion. This had the potential of diluting the shares of the Company's Common Stock owned by the then existing shareholders of the Company's Common Stock.

        On April 4, 2001, the Company amended its Charter in order to increase its authorized shares to 500,000,000 shares of Common Stock and 30,000,000 shares of Preferred Stock.

UNREGISTERED SALES OF SECURITIES

        On January 4, 2001, 7,000,000 shares valued at $770,000 were issued to Lohan Media for the license rights to the Bun & Thigh Rocker.

        On January 4, 2001, 750,000 shares valued at $82,500 were issued to Vision Publishing Corp. for investor relation services.

        On January 4, 2001, 180,000 shares valued at $41,400 were issued to Next Millennium Capital Holdings LLC for capital development services.

        On January 4, 2001, 400,000 shares valued at $84,000 were issued to Edward S. Gelfand/Pro-Osteo, LLC pursuant to an agreement with Modern Interactive Technologies.

        On January 4, 2001, 800,000 shares valued at $112,000 were issued to The Infomercial Development Companies for the license rights to five infomercial products:

                  (1) The Medicus Dual 2000 golf training program with Davis Love, III;

                  (2)      Cathi Graham's Fresh Start weight loss program;

                  (3) Robert Allen's Multiple Streams of Cash business opportunity program;

                  (4)      The Facial Spa skin care program; and

                  (5)      The Rejuvicare skin care program.

        On January 4, 2001, 1,000,000 shares valued at $230,000 were issued to Bondy & Schloss LLP for legal services rendered.

        On January 4, 2001, the company entered into an agreement with Altea Investments Ltd. for a $600,000 loan. Twelve million (12,000,000) shares of Infotopia, Inc. common stock were issued in the name of Altea Investments Ltd. and held by Bondy & Schloss LLP as collateral on the note. A warrant to purchase an additional 2,400,000 shares of Infotopia, Inc. common stock was issued to Altea Investments Ltd. for financing fees. Subsequently, on January 19, 2001, Thomson Kernaghan assumed the loan. A conversion agreement was entered into with Thomson Kernaghan to allow for the early conversion of the debt to equity. Thomson Kernaghan paid an additional $344,980 and was allowed to convert into the 12,000,000 shares of common stock held by Bondy & Schloss LLP. This conversion brought the total price per share to $0.787483.

        On January 4, 2001, 3,360,000 shares were purchased by officers of the Company for a total value of $210,000 (as allowed by their employment agreements).

        On January 4, 2001, 300,000 shares valued at $24,000 were issued to The Frederiksen Group for services rendered.

        On March 14, 2001, the Company sold 2,000,000 shares of its Convertible Preferred Stock, Series A, at $1.40 per share for a total value of $2,800,000 to Thomson Kernaghan.

        On March 14, 2001, the Company sold 6,100,000 shares of its Convertible Preferred Stock, Series B, at $0.00164 per share for a total value of $10,004 to Gorda Private Investments, Ltd.

        On April 2, 2001, 1,900,000 shares of preferred series A convertible stock valued at $2,883,970 were issued to directors, officers and employees of the company, replacing common stock requirements in their employment agreements. These shares were subsequently converted on April 11, 2001 into 46,143,527 shares of Infotopia, Inc. common stock. The preferred shares were returned to treasury.

        On April 11, 2001, 3,000,000 shares of the Company's common stock valued at $240,000 were issued to Bondy & Schloss, LLP for legal services rendered.

        On April 11, 2001, 3,000,000 shares of the Company's common stock valued at $240,000 were issued to Pali Financial Group, Inc. for consulting services.

        On April 11, 2001, 3,000,000 shares of the Company's common stock valued at $240,000 were issued to KMI, Inc. for investor relation services.

        On April 11, 2001, 3,000,000 shares of the Company's common stock valued at $240,000 were issued to RMK Investments, Inc. for consulting services.

        On April 11, 2001, Gorda Private Investments, Ltd. converted 714,286 shares of their Series B preferred convertible stock into 14,285,714 shares of Infotopia, Inc. common stock for $1,000,000.

        On April 11, 2001, Thomson Kernaghan converted 2,000,000 shares of their Series A preferred convertible stock into 40,000,000 shares of Infotopia, Inc. common stock for $2,800,000.

        On April 11, 2001, 10,000,000 shares of Infotopia, Inc. common stock were purchased by Thomson Kernaghan at $.07 per share for $700,000.

        On April 11, 2001, 3,300,000 shares of Infotopia, Inc. common stock were purchased by Thomson Kernaghan at $.10 per share for $330,000.

        On April 11, 2001, 300,000 shares of Infotopia, Inc. common stock were purchased by Thomson Kernaghan at $.10 per share for $30,000.

        On April 11, 2001, 1,276,000 shares of common stock were issued to Altea Investments Ltd. for $255,200.

        On April 11, 2001, 10,371,428 shares of common stock were issued to Altea Investments Ltd. upon conversion of a promissory note in the principal amount of $600,000 and exercise of a warrant to purchase an additional 1,800,000 shares of common stock.

        On April 11, 2001, 19,200,000 shares were issued to Classic Art Forms, Ltd. upon conversion of a promissory note in the principal amount of $600,000 and exercise of a warrant to purchase additional shares of common stock.

        On April 11, 2001, 8,500,000 shares of common stock were issued to J Group Holdings for the license rights to the "Jules & Jane", "Bubbe Best" and "Skindom" skin products, to be applied against advance royalties due of $500,000.

         On April 30, 2001, 25,745,379 shares of Infotopia, Inc. common stock were issued to certain officers, directors and employees upon exercise of their options at an exercise price in the aggregate of $1,109,087.

         On May 1, 2001 Gorda Private Investments, Ltd. converted 1,140,000 shares of their Series B Preferred convertible stock into 22,800,000 shares of Infotopia, Inc. common stock for $900,000.

Item 3.  Defaults Upon Senior Securities

        There were no defaults upon the Company's senior securities during the period covered by this Quarterly Report on Form 10-QSB.

Item 4.  Submission of Matters to a Vote of Security Holders

        No matters were submitted to the Company's security holders for a vote during the period covered by this Quarterly Report on Form 10-QSB. On April 6, 2001, the Company filed a definitive Information Statement on Schedule 14C, relating to an increase in Registrant's authorized capitalization; such matter, pursuant to the rules and regulations of the Securities and Exchange Commission, and the corporation law of the State of Nevada, did not have to be submitted to Company's shareholders, as a majority of the votes eligible to be cast consented to the increase in writing.

Item 5.  Other Information

        The Company has no other information to report in this Form 10-QSB.

Item 6.  Exhibits and Reports on Form 8-K

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
3.1            Articles of Incorporation, as amended.

3.2(1)         Bylaws.

4.1.1          Specimen Stock Certificate, Common Stock.

4.1.2          Specimen Stock Certificate, Preferred Stock, Series A.

4.1.3          Specimen Stock Certificate, Preferred Stock, Series B.

4.1.4          Certificate of Designation of Convertible Preferred Stock, Series A, as amended.

4.1.5          Certificate of Designation of Convertible Preferred Stock, Series B, as amended.

10.1           License Agreement by and between J Group Holdings, Inc. and Infotopia, Inc.

10.2           Consulting Agreement by and between I Net Financial Management, Ltd. and Infotopia, Inc.


(1) Incorporated by reference to Infotopia's (formerly Dr. Abravanel's Formulas) Registration Statement on Form 10SB12G.



        (b) On February 23, 2001, the Company filed a report on Form 8-K to change the Company's fiscal year from February 28, 2001 to December 31, 2000 and on March 23, 2001, the Company filed a transitional Form 10-KSB for the ten-month period ended December 31, 2000.

                                   SIGNATURES


        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         INFOTOPIA, INC.
                         (Registrant)


                         May 8, 2001


                         By:/S/ Daniel Hoyng
                            -------------------------------------------------
                            Daniel Hoyng, Chairman, CEO & Director


                         By:/S/ Marek Lozowicki
                            -------------------------------------------------
                             Marek Lozowicki, Acting CFO, Secretary & Treasurer

                         INFOTOPIA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 MARCH 31, 2001
                                    UNAUDITED

                                                                For the three               For the three
                                                              month period ended          month period ended
                                                              ------------------          ------------------
                                                                March 31, 2001               March 31, 2000
                                                                --------------               --------------
REVENUE
       Sales, net of returns and allowances
         of $725,767                                             $ 23,922,632                 $       --

COST OF SALES                                                       6,691,634                         --
                                                                 -------------                -------------

GROSS PROFIT                                                       17,230,998                         --
                                                                 -------------                -------------


OPERATING EXPENSES
       General and administrative                                   1,605,956                        1,028
       Selling and marketing                                       12,680,984
       Depreciation and amortization                                  251,310
                                                                 -------------                -------------
             Total operating expenses                              14,438,250                         1,028
                                                                 -------------                -------------


INCOME FROM OPERATIONS                                              2,782,748                        (1,028)

OTHER EXPENSES
       Interest expense                                               443,553                             0
       Discount expense                                               786,891                             0
                                                                 -------------                -------------
            Total other expenses                                    1,230,444                             0

INCOME BEFORE INCOME TAXES                                          1,562,304                        (1,028)

INCOME TAXES                                                                0                             0
                                                                 -------------                -------------

NET INCOME                                                       $  1,562,304                        (1,028)
                                                                 =============                =============

Earnings (Loss) per share:
       Basic                                                     $       0.01                         --
       Diluted                                                   $       0.01                         --

Weighted Average Shares Outstanding:
       Basic                                                      189,206,671                    12,841,353
       Diluted                                                    209,285,658                    12,841,353


The accompanying notes are an integral part of these consolidated financial statements.

                         INFOTOPIA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                AT MARCH 31, 2001
                                    UNAUDITED

                                                                                            At                At
                                                                                      March 31, 2001   December 31, 2000
                                                                                      --------------   -----------------
CURRENT ASSETS
       Cash and cash equivalents                                                       $   194,743      $    787,150
       Accounts receivable - net of 141,458 and $218,254                                10,580,052           934,392
       Inventory                                                                         2,004,839           418,689
       Loan Receivable                                                                     200,000                --
       Subscription Receivable                                                           1,356,914                --
       Prepaid expenses and other current assets                                         2,877,100           268,051
       Employee Advances                                                                    73,753            65,485
       Investments in marketable securities, at fair value                                 180,000           174,000
                                                                                       -----------      ------------
             Total current assets                                                       17,467,401         2,647,767


PROPERTY AND EQUIPMENT, less
       accumulated depreciation
       of $273,339 and  $255,383                                                           277,236           239,773

CAPITALIZED PRODUCTION COSTS, less
       accumulated amortization of  $-0- and $-0-                                        1,006,249           690,475



OTHER ASSETS
       Licenses and other intangibles, less accumulated
         amortization of $552,325 and $300,549                                           3,981,952         2,415,307
       Deposits                                                                          1,102,233           212,143
                                                                                       -----------      ------------

             TOTAL ASSETS                                                              $23,835,071      $  6,205,465
                                                                                       ===========      ============


The accompanying notes are an integral part of these consolidated financial statements.

                         INFOTOPIA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                AT MARCH 31, 2001
                                    UNAUDITED


                                                                                 At                     At
                                                                           March 31, 2001         December 31, 2000
                                                                           --------------         -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
         Accounts payable and accrued expenses                              $ 3,121,293             $   1,798,620
         Due to Employees                                                            --                   108,723
         Debenture                                                              545,000                    50,000
         Short Term Note Payables to Stockholders                               832,401
         Stock to be issued for Cash/Services                                 1,087,831
         Media and A/R Loans Payable                                          5,138,069
         Deferred Revenue                                                     2,513,657                    38,162

                                                                            -----------             -------------
                   Total Current Liabilities                                 13,238,251                 1,995,505
                                                                            -----------             -------------
LONG-TERM LIABILITIES
       Convertible Debenture                                                         --                   600,000
                                                                                                    -------------

         TOTAL LIABILITIES                                                                              2,595,505
                                                                                                    -------------

STOCKHOLDERS' EQUITY
       Common stock - 3/31/01: $.001 par value, 190,000,000
         shares authorized; 189,996,000 shares issued and outstanding;          189,996                   172,236
       Preferred Stock - 3/31/01: $.001 par value, 10,000,000
         shares authorized; 8,100,000 shares issued and outstanding               8,100                        --

       Additional paid-in-capital                                            46,832,950                41,440,254

       Accumulated deficit                                                  (36,464,226)              (38,026,530)
       Unrealized gain on marketable securities                                  30,000                    24,000
                                                                            -----------             -------------
       Total stockholders' equity                                            10,596,820                 3,609,960
                                                                            ----------             -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $23,825,071             $   6,205,465
                                                                            ===========             ==============


The accompanying notes are an integral part of these consolidated financial statements.

                         INFOTOPIA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   UNAUDITED


                                                                                          At                        At
                                                                                    March 31, 2001            March 31, 2000
                                                                                    --------------            --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                         $    1,562,304               $  (1,028)
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities
        Bad Debt and sales returns                                                        (76,796)
        Non-Cash Interest                                                                 860,891
        Depreciation and amortization                                                     251,311
        Stock to be issued                                                                502,631
        Issuance of stock options, less deferred compensation                              15,636
Changes in assets and liabilities
        Accounts receivable - trade                                                    (9,568,865)
        Subscriptions receivable                                                       (1,356,914)
        Inventory                                                                      (1,586,150)
        Prepaid Expenses                                                               (2,609,049)
        Other Assets                                                                     (316,991)
        Accounts payable and accrued expenses                                           1,322,673
        Deferred Revenue                                                                2,475,495
        Deposits                                                                         (890,090)
                                                                                   ---------------              ----------
Net cash used in operating activities                                                  (9,413,914)                 (1,028)
                                                                                   ---------------              ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                                   (55,419)
     Capitalized Production Costs                                                        (315,774)
     Licenses and other intangibles                                                    (1,800,000)
                                                                                   ---------------              ----------
Net Cash used in investing activities                                                  (2,171,193)                      --
                                                                                   ---------------              ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of debt                                                     6,570,470
     Payments on debt                                                                     472,045
     Proceeds from stock to be issued                                                     585,200
     Sale of common stock                                                               3,364,984
                                                                                   ---------------              ----------
Net cash provided by financing activities                                              10,992,699                       --
                                                                                   ---------------              ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                (592,408)                 (1,028)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                             787,150                   3,855
                                                                                   ---------------              ----------

CASH AND CASH EQUIVALENTS - END OF YEAR                                            $      194,742               $   2,827
                                                                                   ===============              ==========

SUPPLEMENTAL INFORMATION:
        Interest paid                                                              $            --              $       --
                                                                                   ===============              ==========
        Income taxes paid                                                          $            --              $       --
                                                                                   ===============              ==========


The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES

During the three months ended March 31, 2001 the company:

    -- 8,500,000 shares were issued in April for the purchase of the J. Group skin care license for a total value of $500,000

    -- 32,888 shares were issued in April for public relation services

    -- 14,400,000 shares were issued on January 4, 2001 to relieve a note payable of $600,000

                                 Infotopia, Inc.
                          Notes to Financial Statements
                 For the Three Month Period Ended March 31, 2001
                                   (Unaudited)


NOTE 1 - Summary of significant accounting policies

      a)    Organization and Basis for Presentation

            INFOTOPIA, INC. (Formerly Flex Marketing, Inc. (OH)) (the "Company" or "Infotopia") was incorporated under the laws of Ohio in September 11, 1997. The company was acquired by its parent company, National Boston Medical, Inc. ("Parent"), in a share exchange agreement executed on November 21, 1998.

            On April 25, 2000, Dr. Abravanel's Formula, Inc., a Nevada corporation (DABV), acquired Infotopia in a share exchange in which 100% of the outstanding stock of Infotopia, Inc. was exchanged for 100% of the common stock of DABV. As a result of the share exchange, DABV changed its name to Infotopia, Inc. (IFTP).

            The accompanying financial statements include the accounts of Infotopia, Inc. (a Nevada corporation), and its subsidiary Infotopia, Inc. (an Ohio corporation).

      b)    Nature of Operations

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

      d)    Revenue Recognition

            Infotopia recognizes revenues upon shipment to the customer. Products are often back-ordered and are not shipped immediately. The Company recognizes cash receipts as customer deposits for sales that have yet to be completed.

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

      g)    Accounts Receivable

            For financial reporting purposes, the Company utilizes the allowance method of accounting for doubtful accounts. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. The allowance is based on an experience factor and review of current accounts receivable. Uncollectible accounts are written off against the allowance accounts when deemed uncollectible. In addition, the Company maintains an allowance for customer returns, based on an experience factor. The Company considers these allowances adequate at March 31, 2001.

      h)    Inventory

            Inventory consists of finished goods, which are valued at the lower of cost or market on a first-in, first-out basis.

      i)    Property and Equipment

            Property and equipment are stated at cost. Repair and maintenance costs are charged against income as incurred, while renewals and betterments are capitalized as additions to the related assets. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, primarily on a straight-line basis. The estimated services lives used in determining depreciation are five to seven years for computers, software, furniture and equipment

            Upon retirement or sale, the cost and related accumulated depreciation of the disposed assets are removed and any resulting gain or loss is credited or charged to operations.

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

      k)    Capitalized Production Costs

            Pursuant to Financial Accounting Standards Board ("FASB") Statement on Financial Accounting Standards ("SFAS") No. 53 "Financial Reporting by Producers and Distributors of Motion Picture Films" production costs are capitalized and amortized over the useful lives of the programs.

      l)    Intangibles

            Intangibles consist of goodwill and license costs. Goodwill represents costs in excess of net assets acquired in connection with businesses acquired. Goodwill is amortized over 5 years. License costs are being amortized over the lives of the license agreements.

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

      m)    Income Taxes

            Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis.

      n)    Offering Costs

            Offering costs consist primarily of professional fees. These costs are charged against the proceeds of the sale of common stock in the periods in which they occur.


      o)    Fair Value of Financial Instruments

            The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and income taxes payable approximate fair value due to the relatively short maturity of these instruments. The fair value of long-term borrowings was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of long-term borrowings approximates the carrying amounts at March 31, 2001.

      p)    Long-lived Assets

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

      q)    Stock-Based Compensation

            The Company has adopted the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

NOTE 2 - PREPAID EXPENSES

         Prepaid expenses are summarized as follows:

                                                               Mar 31, 2001
                                                               ------------
      Prepayment for inventory                                  $      850
      Advertising                                                  400,000
      Legal and professional services                              196,865
      Media -- future revenue                                      928,885
      Media -- deferred revenue                                  1,350,500
                                                                ----------
           Total prepaid expenses and other current assets      $2,877,100
                                                                ==========

NOTE 3 - INVESTMENTS IN MARKETABLE SECURITIES

      The investments at March 31, 2001 available for sale are as follows:

                                                  Cost           Market Value
                                                  ----           ------------
    Millennium Direct, Inc. Common Stock       $ 150,000          $ 180,000
                                               =========          =========

         Net Unrealized Gain                                         30,000


NOTE 4 - PROPERTY AND EQUIPMENT

            Property and equipment is summarized as follows:

                                                                Mar 31, 2001
                                                                ------------
      Production molds                                            $298,941
      Computer equipment and software                              223,209
      Furniture and office equipment                                28,425
                                                                    ------
                                                                  $550,575
      Less: accumulated depreciation and amortization              273,339
                                                                   -------
      Property and equipment, net                                 $277,236
                                                                  ========

      Depreciation expense for the quarter ended March 31, 2001 was $17,955.41.

NOTE 5 - CAPITALIZED PRODUCTION COSTS

      Capitalized production costs are summarized as follows:

                                                               Mar 31, 2001
                                                               ------------
      Total Tiger                                               $  339,951
      Prostate-Osteo                                               440,690
      Medicus Dual 2000                                             63,466
      Cathi Graham                                                  40,000
      Rejuvicare                                                    11,000
      Facial Spa                                                    29,475
      Robert Allen                                                  20,000
      Cooking Saddle                                                20,000
      Spud Whiz                                                     41,667
                                                                ----------
                                                                $1,006,249
      Less:  accumulated amortization                                    0
                                                                ----------
      Capitalized production costs, net                         $1,006,249
                                                                ----------

      Production cost amortization for the quarter ended March 31, 2001 was $0.

NOTE 6 - INTANGIBLES

         Intangibles are summarized as follows:

                                                                Mar 31, 2001
                                                                ------------
      Goodwill                                                  $  880,277
      Bun & Thigh License                                        2,770,000
      Prosteo License                                               84,000
      J. Group - skin care line                                    500,000
      Provida License                                              300,000
                                                                ----------
                                                                $4,534,277
      Less: accumulated amortization                               552,325
      Total intangibles - net                                   $3,981,952
                                                                ==========

      Amortization expense for the quarter ended March 31, 2001 was $233,355.

NOTE 7 - ACCOUNTS PAYABLE

      Accounts payable and accrued expenses consist of the following:


                                                               Mar 31, 2001
                                                               ------------
      Accounts payable - regular trade                          $  287,216
      Accrued liabilities - regular trade                          206,119
      Accrued liabilities related to Torso Tiger Agreement          63,085
      Accrued liabilities related to Total Tiger Agreement         146,669
      Accrued liabilities related to Bun & Thigh Agreement         972,515
      Accounts payable related to Bun & Thigh Agreement          1,445,689
                                                                ----------
           Total                                                $3,121,294
                                                                ==========

NOTE 8 - DEFERRED REVENUE

      Deferred revenue at March 31, 2001 is summarized as follows:

      Bun & Thigh                                               $1,769,070
      Total Tiger                                                  666,081
      Medicus                                                       78,506
                                                                ----------
           Total Deferred Revenue                               $2,513,657


NOTE 9 - RELATED PARTY TRANSACTIONS

      On January 15, 2001 the company (borrower) entered into short-term notes with the following officers (lenders); Daniel Hoyng for $100,000, Ernie Zavoral for $100,000 and Marek Lozowicki for $50,000

      On February 14, 2001 the company (borrower) entered into short-term media / inventory funding agreements with the following officers (lenders); Daniel Hoyng for $186,667, Ernie Zavoral and Marek Lozowicki for $166,667 each.

NOTE 10 - INCOME TAXES

      At March 31, 2001, the Company had net carry-forward losses of approximately $36,000,000. Because of the current uncertainty of realizing the benefit of the tax carry-forwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry-forwards depends predominantly upon the Company's ability to generate taxable income during the carry-forward period.

      Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax asset and liabilities are as follows:

      Deferred Tax Assets
           Loss Carry-forwards                               $ 12,184,094
           Less: Valuation allowance                          (12,184,094)
                                                             ------------
      Net Deferred Tax Assets                                $         --
                                                             ============

      Net operating loss carry-forwards expire starting in 2007 through 2019. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

NOTE 11 - GOING CONCERN

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2001 the company has an accumulated deficit of $35,674,705 and a current profit of $1,562,304. Based upon the Company's plan of operation, the Company anticipates that existing resources, together with funds generated from operations, will generate sufficient funds to fund the Company's working capital.

NOTE 12 - CAPITAL STOCK TRANSACTIONS

      On January 4, 2001, 7,000,000 shares of the Company's common stock valued at $770,000 were issued to Lohan Media for the license rights to the Bun & Thigh Rocker.

      On January 4, 2001, 750,000 shares of the Company's common stock valued at $82,500 were issued for investor relation services.

      On January 4, 2001, 180,000 shares of the Company's common stock were issued for capital development services.

      On January 4, 2001, 400,000 shares valued at $84,000 were issued to Edward S. Gelfand/Pro-Osteo, LLC pursuant to an agreement with Modern Interactive Technologies.

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

      On January 4, 2001, 1,000,000 shares valued at $230,000 were issued for legal services rendered.

      On January 4, 2001, 12,000,000 shares of Infotopia, Inc. common stock were issued to Altea Investments upon conversion of a promissory note in the principal amount of $600,000.

      On January 4, 2001, 3,360,000 shares were purchased by officers of the Company for a total value of $210,000 (as allowed by their employment agreements).

      On January 4, 2001, 300,000 shares valued at $24,000 were issued to The Frederiksen Group for services rendered.

      On March 14, 2001, the Company sold 2,000,000 shares of its Series A Convertible Preferred Stock, at $1.40 per share for a total value of $2,800,000.

      On March 14, 2001, the Company sold 6,100,000 shares of its Series B Convertible Preferred Stock, at $0.00164 per share for a total value of $10,004.

NOTE 13 - SUBSEQUENT EVENTS

      On April 2, 2001, 1,900,000 shares of preferred series A convertible stock were issued to directors, officers and employees of the company replacing common stock requirements in their employment agreements. These shares were subsequently converted on April 11, 2001 into 46,143,527 shares of Infotopia, Inc. common stock. The preferred shares were returned to treasury.

      On April 5, 2001, the company purchased all of the issued and outstanding shares of common stock (14,988,614) of National Boston Medical, Inc., a Delaware corporation, from National Boston Medical, Inc., a Nevada corporation. The total purchase price was $500,000.

            On April 10, 2001, the Company entered into a consulting agreement with Jane Schub and Julius Eulberg for a term of five years.

            On April 11, 2001, 3,000,000 shares of Infotopia, Inc. common stock valued at $240,000 were issued to Bondy & Schloss, LLP for legal services rendered.

            On April 11, 2001, 3,000,000 shares of Infotopia, Inc. common stock valued at $240,000 were issued to Pali Financial Group, Inc. for consulting services.

            On April 11, 2001, 3,000,000 shares of Infotopia, Inc. common stock valued at $244,000 were issued to KMI, Inc. for investor relation services.

            On April 11, 2001, 3,000,000 shares of Infotopia, Inc. common stock valued at $244,000 were issued to RMK Investments, Inc. for consulting services.

            On April 11, 2001, Gorda Private Investments, Ltd. converted 714,286 shares of their Series B Preferred convertible stock into 14,285,714 shares of Infotopia, Inc. common stock for $1,000,000.

            On April 11, 2001, Thomson Kernaghan converted 2,000,000 shares of their Series A Preferred convertible stock into 40,000,000 shares of Infotopia, Inc. common stock for $2,800,000.

            On April 11, 2001, 10,000,000 shares of Infotopia, Inc. common stock were purchased by Thomson Kernaghan at $.07 per share for a subscription agreement for $700,000.

            On April 11, 2001, 3,300,000 shares of Infotopia, Inc. common stock were purchased by Thomson Kernaghan at $.10 per share for $330,000.

            On April 11, 2001, 300,000 shares of Infotopia, Inc. common stock were purchased by Thomson Kernaghan at $.10 per share for $30,000.

            On April 11, 2001, 1,276,000 shares of common stock were issued to Altea Investments, Ltd. for $255,200.

            On April 11, 2001, 10,371,428 shares of common stock were issued to Altea Investments Ltd. upon conversion of a promissory note in the principal amount of $600,000 and the exercise of a warrant to purchase an additional 1,800,000 shares of common stock.

            On April 11, 2001, 19,200,000 shares were issued to Classic Art Forms, Ltd. upon conversion of a promissory note in the principal amount of $600,000 and the exercise of a warrant to purchase additional shares of common stock.

            On April 11, 2001, 8,500,000 shares of common stock were issued to J Group Holdings for the license rights to the "Jules & Jane", "Bubbe Best" and "Skindom" skin products to be applied against advance royalties due of $500,000.

            On April 15, 2001, the Company entered into a consulting agreement with I Net Financial Management, Ltd. for the identification of potential merger candidates.

            On April 18, 2001, the Company entered into a Financial Service Consulting Agreement with Cogent Capital Corporation for financial consulting services.

            On April 18, 2001, the Company entered into a Financial Service Consulting Agreement with Gregory L. Kofford for financial consulting services.

            On April 24, 2001, the Company (lender) entered into a Loan Agreement with Buyersonline.com, Inc. (debtor) for an aggregate principal amount of $500,000 with a maturity of eight months at an interest rate of 2% above the prime lending rate. The Company plans to enter into a strategic marketing relationship with Buyersonline.com, Inc.

            On April 26, 2001, the Company executed a letter of intent with EntrePort Corporation.

            On April 30, 2001, certain officers, directors and employees exercised their options into 25,745,379 shares of Infotopia, Inc. common stock at an exercise price in the aggregate of $1,609,086.

            On May 1, 2001, Gorda Private Investments, Ltd. converted 1,140,000 shares of their Series B preferred convertible stock into 22,800,000 shares of Infotopia, Inc. common stock for $900,000.