Form 10QSB/A
period 2001-03-31
INFOTOPIA INC
filed 2001-05-24
CIK 1066759

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB/A

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

Check whether the issuer

    (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 4, 2001, there were 443,828,053 shares of common stock outstanding.

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

OPERATING EXPENSES


Operating expenses for the three months ended March 31, 2001 increased to $14,438,250 from $1,028 for the comparable period of 2000, or an increase of $14,437,222, (>14,000%). In general, this substantial increase primarily was the direct result of the Company putting in place a new management team, and greater selling and marketing expenses incurred as a result of commencing operations. For the three months ended March 31, 2001 as compared with the comparable period of 2000, selling expenses increased $12,580,984 from $0 (an infinite percentage). The increase was due to the Company's commencement of operations and continued development and implementation of various new products, the development of selling materials and increased sales efforts. General and administrative expenses increased to $1,605,956 from $1,028 (>1,500%) for the period ended March 31, 2001 as compared to the comparable period in 2000. This increase reflects the Company's efforts to build a new, fully-fledged management team focused on the Company's growth, and the commencement of operations.

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

        On January 4, 2001, the company entered into an agreement with Altea Investments Ltd. for a $600,000 loan. Twelve million (12,000,000) shares of Infotopia, Inc. common stock were issued in the name of Altea Investments Ltd. and held by Bondy & Schloss LLP as collateral on the note. A warrant to purchase an additional 2,400,000 shares of Infotopia, Inc. common stock was issued to Altea Investments Ltd. for financing fees. Subsequently, on January 19, 2001, Thomson Kernaghan assumed the loan. A conversion agreement was entered into with Thomson Kernaghan to allow for the early conversion of the debt to equity. Thomson Kernaghan paid an additional $344,980 and was allowed to convert this loan into 12,000,000 shares of common stock held by Bondy & Schloss LLP. This conversion brought the total price per share to $0.787483.

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

        On March 20, 2001, the Company sold 6,100,000 shares of its Convertible Preferred Stock, Series B, at $0.00164 per share for a total value of $10,004 to Gorda Private Investments, Ltd.

        On April 2, 2001, 1,900,000 shares of preferred series A convertible stock valued at $2,375,000 were issued to directors, officers and employees of the company, replacing common stock requirements in their employment agreements. These shares were subsequently converted on April 11, 2001 into 46,053,527 shares of Infotopia, Inc. common stock. The preferred shares were returned to treasury.

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

         On April 30, 2001, 25,745,379 shares of Infotopia, Inc. common stock were issued to certain officers, directors and employees upon exercise of their options at an exercise price in the aggregate of $1,609,086.

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

Item 6.  Exhibits and Reports on Form 8-K

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
3.1(2)         Articles of Incorporation, as amended.

3.2(1)         Bylaws.

4.1.1(2)       Specimen Stock Certificate, Common Stock.

4.1.2(2)       Specimen Stock Certificate, Preferred Stock, Series A.

4.1.3(2)       Specimen Stock Certificate, Preferred Stock, Series B.

4.1.4(2)       Certificate of Designation of Convertible Preferred Stock, Series A, as amended.

4.1.5(2)       Certificate of Designation of Convertible Preferred Stock, Series B, as amended.

10.1(2)        License Agreement by and between J Group Holdings, Inc. and Infotopia, Inc.

10.2(2)        Consulting Agreement by and between I Net Financial Management, Ltd. and Infotopia, Inc.


(1) Incorporated by reference to Infotopia's (formerly Dr. Abravanel's Formulas) Registration Statement on Form 10SB12G.

(2) Incorporated by reference to Infotopia's Quarterly Report on Form 10-QSB (File No. 0-25157), Filed on May 8, 2001.

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


                         May 24, 2001


                         By:/S/ Daniel Hoyng
                            -------------------------------------------------
                            Daniel Hoyng, Chairman, CEO & Director


                         By:/S/ Marek Lozowicki
                            -------------------------------------------------
                             Marek Lozowicki, Acting CFO, Secretary & Treasurer

                         INFOTOPIA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                                                            At                At
                                                                                      March 31, 2001   December 31, 2000
                                                                                      --------------   -----------------
CURRENT ASSETS
       Cash and cash equivalents                                                       $   194,743      $    787,150
       Accounts receivable - net of 141,458 and $218,254                                10,580,052           934,392
       Inventory                                                                         2,004,839           418,689
       Loan Receivable                                                                     200,000                --
       Subscription Receivable                                                           1,356,914                --
       Prepaid expenses and other current assets                                         2,877,100           268,051
       Employee Advances                                                                    73,753            65,485
       Investments in marketable securities, at fair value                                 180,000           174,000
                                                                                       -----------      ------------
             Total current assets                                                       17,467,401         2,647,767


PROPERTY AND EQUIPMENT, less
       accumulated depreciation
       of $273,339 and  $255,383                                                           277,236           239,773

CAPITALIZED PRODUCTION COSTS, less
       accumulated amortization of  $-0- and $-0-                                        1,006,249           690,475



OTHER ASSETS
       Licenses and other intangibles, less accumulated
         amortization of $552,325 and $300,549                                           4,279,252         2,415,307
       Deposits                                                                          1,102,233           212,143
                                                                                       -----------      ------------

             TOTAL ASSETS                                                              $24,132,371      $  6,205,465
                                                                                       ===========      ============

The accompanying notes are an integral part of these consolidated financial statements.

                         INFOTOPIA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED


                                                                                 At                     At
                                                                           March 31, 2001         December 31, 2000
                                                                           --------------         -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
         Accounts payable and accrued expenses                              $ 3,121,293             $   1,798,620
         Due to Employees                                                            --                   108,723
         Debenture                                                              545,000                    50,000
         Due to Related Parties                                                 832,401
         Stock to be issued for Cash/Services                                 1,087,831
         Media and A/R Loans Payable                                          5,138,069
         Deferred Revenue                                                     2,513,657                    38,162

                                                                            -----------             -------------
                   Total Current Liabilities                                 13,238,251                 1,995,505
                                                                            -----------             -------------
LONG-TERM LIABILITIES
       Convertible Debenture                                                         --                   600,000
                                                                            -----------             -------------

         TOTAL LIABILITIES                                                   13,238,251                 2,595,505
                                                                          -------------             -------------

STOCKHOLDERS' EQUITY
       Preferred Stock: $.001 par value, 10,000,000
         shares authorized; shares issued and outstanding: 8,100,000
         at 3/31/01 and -0- at 12/31/00                                           8,100

       Common stock: $.001 par value, 190,000,000
         shares authorized; shares issued and outstanding; 189,996,005          189,996                   172,236
         at 3/31/01 and 172,236,005 at 12/31/00

       Additional paid-in-capital                                            47,130,250                41,440,254

       Accumulated deficit                                                  (36,464,226)              (38,026,530)
       Unrealized gain on marketable securities                                  30,000                    24,000
                                                                            -----------             -------------
       Total stockholders' equity                                            10,894,120                 3,609,960
                                                                             ----------             -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $24,132,371             $   6,205,465
                                                                            ===========             =============


The accompanying notes are an integral part of these consolidated financial statements.

                         INFOTOPIA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                                For the three               For the three
                                                                 months ended                month ended
                                                              ------------------          ------------------
                                                                March 31, 2001               March 31, 2000
                                                                --------------               --------------
REVENUE
       Sales, net of returns and allowances
         of $725,767                                             $ 23,922,632                 $       --

COST OF SALES                                                       6,691,634                         --
                                                                 -------------                -------------

GROSS PROFIT                                                       17,230,998                         --
                                                                 -------------                -------------


OPERATING EXPENSES
       General and administrative                                   1,605,956                        1,028
       Selling and marketing                                       12,580,984
       Depreciation and amortization                                  251,310
                                                                 -------------                -------------
             Total operating expenses                              14,438,250                         1,028
                                                                 -------------                -------------


INCOME (LOSS) FROM OPERATIONS                                       2,792,748                        (1,028)

OTHER EXPENSES
       Interest expense                                               443,553                             0
       Discount expense                                               786,891                             0
                                                                 -------------                -------------
            Total other expenses                                    1,230,444                             0
                                                                 -------------                -------------

INCOME BEFORE INCOME TAXES                                          1,562,304                        (1,028)

PROVISION FOR INCOME TAXES                                                  0                             0
                                                                 -------------                -------------

NET INCOME (LOSS)                                                $  1,562,304                        (1,028)
                                                                 =============                =============

Earnings (Loss) per share:
       Basic                                                     $       0.01                         --
       Diluted                                                   $       0.01                         --

Weighted Average Shares Outstanding:
       Basic                                                      189,206,671                    12,841,353
       Diluted                                                    209,285,658                    12,841,353


The accompanying notes are an integral part of these consolidated financial statements.

                         INFOTOPIA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED


                                                                                    For the three             For the three
                                                                                     months ended              months ended
                                                                                    March 31, 2001            March 31, 2000
                                                                                    --------------            --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                         $    1,562,304               $  (1,028)
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities
        Bad Debt and sales returns                                                        (76,796)
        Non-Cash Interest                                                                 860,891
        Depreciation and amortization                                                     251,311
        Stock to be issued                                                                502,631
        Issuance of stock options, less deferred compensation                              15,636
Changes in assets and liabilities
        Accounts receivable - trade                                                    (9,568,865)
        Subscriptions receivable                                                       (1,356,914)
        Inventory                                                                      (1,586,150)
        Prepaid Expenses                                                               (2,609,049)
        Other Assets                                                                     (316,991)
        Accounts payable and accrued expenses                                           1,322,673
        Deferred Revenue                                                                2,475,495
        Deposits                                                                         (890,090)
                                                                                   ---------------              ----------
Net cash used in operating activities                                                  (9,413,914)                 (1,028)
                                                                                   ---------------              ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                                   (55,418)
     Capitalized Production Costs                                                        (315,774)
     Licenses and other intangibles                                                    (1,800,000)
                                                                                   ---------------              ----------
Net Cash used in investing activities                                                  (2,171,192)                      --
                                                                                   ---------------              ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of debt                                                     6,570,470
     Payments on debt                                                                     472,045
     Proceeds from stock to be issued                                                     585,200
     Sale of common stock                                                               3,364,984
                                                                                   ---------------              ----------
Net cash provided by financing activities                                              10,992,699                       --
                                                                                   ---------------              ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                (592,407)                 (1,028)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                             787,150                   3,855
                                                                                   ---------------              ----------

CASH AND CASH EQUIVALENTS - END OF YEAR                                            $      194,743               $   2,827
                                                                                   ===============              ==========

SUPPLEMENTAL INFORMATION:
        Interest paid                                                              $            --              $       --
                                                                                   ===============              ==========
        Income taxes paid                                                          $            --              $       --
                                                                                   ===============              ==========


The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES

During the three months ended March 31, 2001 the Company:

    -- 8,500,000 shares were to be issued in March for the purchase of the J Group skin care license.

    -- 32,888 shares were to be issued in March for public relation services.

    -- 14,400,000 shares were issued on January 4, 2001 to relieve a note payable of $600,000.

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
                                                                ==========

NOTE 3 - INVESTMENTS IN MARKETABLE SECURITIES

      The investments at March 31, 2001 available for sale are as follows:

                                                  Cost           Market Value
                                                  ----           ------------
    Millennium Direct, Inc. Common Stock       $ 150,000          $ 180,000
                                               =========          =========

         Net Unrealized Gain                                         30,000
                                                                     ======


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
                                                                  ========

      Depreciation expense for the quarter ended March 31, 2001 was $17,955.

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

NOTE 6 - INTANGIBLES

         Intangibles are summarized as follows:

                                                                Mar 31, 2001
                                                                ------------
      Goodwill                                                  $  880,277
      Bun & Thigh License                                        2,770,000
      Prosteo License                                               84,000
      J. Group - skin care line                                    797,300
      Provida License                                              300,000
                                                                ----------
                                                                $4,831,577
      Less: accumulated amortization                               552,325
      Total intangibles - net                                   $4,279,252
                                                                ==========

      Amortization expense for the quarter ended March 31, 2001 was $233,355.

NOTE 7 - ACCOUNTS PAYABLE

      Accounts payable and accrued expenses consist of the following:


                                                               Mar 31, 2001
                                                               ------------
      Accounts payable - regular trade                          $  287,216
      Accrued liabilities - regular trade                          206,119
      Accrued liabilities related to Torso Tiger Agreement          63,085
      Accrued liabilities related to Total Tiger Agreement         146,669
      Accrued liabilities related to Bun & Thigh Agreement         972,515
      Accounts payable related to Bun & Thigh Agreement          1,445,689
                                                                ----------
           Total                                                $3,121,293
                                                                ==========

NOTE 8 - DEFERRED REVENUE

      Deferred revenue at March 31, 2001 is summarized as follows:

      Bun & Thigh                                               $1,769,070
      Total Tiger                                                  666,081
      Medicus                                                       78,506
                                                                ----------
           Total Deferred Revenue                               $2,513,657
                                                                ==========


NOTE 9 - DUE TO RELATED PARTIES

This account consists of the following:

Short Term Note Payable to Stockholders
           Daniel Hoyng                                           $100,000
           Ernest Zavoral                                          100,000
           Marek Lozowicki                                          50,000
Short Term Media/Inventory Funding Loans
           Daniel Hoyng                                           $209,067
           Marek Lozowicki                                         186,667
           Ernest Zavoral                                          186,667
                                                                  --------
TOTAL DUE TO RELATED PARTIES                                      $832,401
                                                                ==========

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

NOTE 12 - CAPITAL STOCK TRANSACTIONS

      On January 4, 2001, 12,000,000 shares of Infotopia, Inc. common stock were issued to Altea Investments (as collateral, held in escrow by Bondy & Schloss) upon conversion of a promissory note in the principal amount of $600,000.

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

NOTE 13 - SUBSEQUENT EVENTS

      On April 2, 2001, 1,900,000 shares of preferred series A convertible stock valued at $2,375,000 were issued to directors, officers, and employees of the Company, replacing common stock requirements in their employment agreements. These shares were subsequently converted on April 11, 2001 into 38,000,000 shares of Infotopia, Inc. common stock. The preferred shares were returned to treasury.

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

      On April 11, 2001, 8,053,057 shares of Infotopia, Inc. common stock valued at $496,344 were issued to employees per their employment agreements.

      On April 11, 2001, 3,000,000 shares of Infotopia, Inc. common stock valued at $240,000 were issued to Bondy & Schloss, LLP for legal services rendered.

      On April 11, 2001, 3,000,000 shares of Infotopia, Inc. common stock valued at $240,000, of which $877 was accrued in March, were issued to Pali Financial Group, Inc. for consulting services.

      On April 11, 2001, 3,000,000 shares of Infotopia, Inc. common stock valued at $240,000, of which $877 was accrued in March, were issued to KMI, Inc. for investor relation services.

      On April 11, 2001, 3,000,000 shares of Infotopia, Inc. common stock valued at $240,000, of which $877 was accrued in March, were issued to RMK Investments, Inc. for consulting services.

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