Form 10KSB/A
period 2000-12-31
INFOTOPIA INC
filed 2001-06-12
CIK 1066759

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 Form 10-KSB/A

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB/A. [ ]

Issuer's revenues for its most recent fiscal year were: $9,135,411.

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

(10)(ii)(4) Executive Employment Agreement between Registrant and
            Lisa Ulshafer (5)

(10)(ii)(5) Executive Employment Agreement between Registrant and
            Robert Tilton (5)

(10)(ii)(6) Executive Employment Agreement between Registrant and
            Alan E. Ricks (5)

(10)(ii)(7) Executive Employment Agreement between Registrant and
            William F. Gross (5)

(10)(ii)(8) Executive Employment Agreement between Registrant and
            Douglas Blattner (6)


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

(6) Previously Filed

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

/s/ Randy Simpson, CPA, PC
--------------------------
Randy Simpson, CPA, P.C.
A Professional Corporation

April 20, 2000
Sandy, Utah

                         INFOTOPIA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET




                                                                                      At                     At
                                                                                December 31, 2000     December 31, 1999
                                                                                -------------------   -----------------

CURRENT ASSETS
         Cash and cash equivalents                                               $    787,150            $  3,855
         Accounts receivable, net of allowance for
           doubtful accounts and customer returns of $218,254 and $-0-                934,392                 525
         Inventory                                                                    418,689              11,745
         Prepaid expenses and other current assets                                    268,051                  --
         Employee advances                                                             65,485                  --
         Investments in marketable securities, at fair value                          174,000                  --
                                                                                --------------           ---------
                Total current assets                                                2,647,767              16,125


PROPERTY AND EQUIPMENT, less
         accumulated depreciation of $255,383                                         239,773                  --

CAPITALIZED PRODUCTION COSTS, less accumulated
         amortization of $-0-                                                         690,475                  --



OTHER ASSETS
         Licenses and Other Intangibles, less accumulated
           amortization of $318,970                                                 2,415,307                  --
         Deposits                                                                     212,143                  --
                                                                                -------------           ---------

                TOTAL ASSETS                                                        6,205,465           $  16,125
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

                         INFOTOPIA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                        For the ten month period ended
                                                                                    --------------------------------------
                                                                                    December 31, 2000    December 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
         Net (loss)                                                                  $ (26,735,233)         $ (14,951)
              Adjustments to reconcile net (loss) to net cash
                provided by (used in) operating activities
                   Deferred tax benefit established                                             --             (4,200)
                   Valuation allowance to eliminate deferred tax asset                          --              9,810
                   Bad debt and sales returns                                              218,254
                   Loss on sale of assets                                                   29,583
                   Unrealized loss on marketable securities                                444,444
                   Settlement expenses                                                   3,382,428
                   Depreciation and amortization                                           216,074
                   Asset impairment loss                                                 2,006,661
                   Issuance of stock for compensation                                        4,318
                   Issuance of stock options, less deferred compensation                   462,049
                   Stock issued for consulting and legal services                       16,209,236
         Changes in assets and liabilities
                   Accounts receivable - trade                                          (1,121,856)             1,006
                   Due to related party                                                    (16,714)
                   Inventory                                                              (223,158)
                   Prepaid expenses                                                        456,180              1,045
                   Other Assets                                                           (212,143)
                   Accounts payable and accrued expenses                                (1,588,216)
                   Deferred revenue                                                       (593,139)
                   Other                                                                   263,613
                                                                                        ------------          -------
Net cash used in operating activities                                                   (6,797,619)           (7,290)
                                                                                        ------------          -------
CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of property and equipment                                               (158,001)                --
         Marketable Securities                                                            (250,000)                --
         Note receivable, affiliate                                                       (500,000)                --
                                                                                        ------------          -------
Net cash used in investing activities                                                     (908,001)                --
                                                                                        ------------          -------
CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from issuance of notes payable                                         2,475,500                 --
         Sale of common stock                                                            6,012,691                 --
         Common Stock Offering Costs                                                            --            (12,562)
         Return of capital to founders                                                          --            (20,000)
                                                                                        ------------          -------
Net cash provided (used in) financing activities                                         8,488,191            (32,562)
                                                                                        ------------          -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  782,571            (39,852)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                                4,579             43,707
                                                                                        ------------          -------
CASH AND CASH EQUIVALENTS - END OF YEAR                                              $     787,150          $   3,855
                                                                                        ============          =======

SUPPLEMENTAL INFORMATION
         Interest paid                                                               $          --          $      --
                                                                                        ============          =======
         Income taxes paid                                                           $       5,000          $      --
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

         e) Revenue Recognition. For the ten months ended December 31, 2000, the Company's revenues were derived solely from fitness products. Revenue is recognized upon shipment of products to the customer.

                  Receipts for sales that have not been shipped at the end of the period presented are recorded as deferred revenue.

                  The Company maintains a provision for estimated returns and allowances.

                  Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, as amended by SAB101B, addresses revenue recognition policies and is effective for the quarter ending December 31, 2000. The company is already substantially in compliance with SAB101 and its adoption has no material effect on the financial statements.

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