Form 10QSB/A
period 2001-03-31
INFOTOPIA INC
filed 2001-08-14
CIK 1066759

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

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

REVENUES

During the three months ended March 31, 2001, Registrant's net sales were $21,845,422, as compared to $0 during the comparable period in 2000, representing an increase of $21,845,422, and an infinite percentage. The increase during the year was primarily attributable to the Company's commencement of operations, and the aggressive marketing of its products, and acquisition of new products to market, compared to the lack of marketable products in the prior period.

COST OF GOODS SOLD

The Registrant's Cost of Sales increased to $6,218,566 from $0 (an infinite percentage) for the three months ended March 31, 2001 as compared with the three months ended March 31, 2000. The increase in the cost of goods sold during this period is principally associated with the increase in revenues, and the fact that the Company marketed products in much of 2000 and the first quarter of 2001, whereas it did not in the first quarter of 2000.

OPERATING EXPENSES


Operating expenses for the three months ended March 31, 2001 increased to $12,974,910 from $1,028 for the comparable period of 2000, or an increase of $12,973,882, (>14,000%). In general, this substantial increase primarily was the direct result of the Company putting in place a new management team, and greater selling and marketing expenses incurred as a result of commencing operations. For the three months ended March 31, 2001 as compared with the comparable period of 2000, selling expenses increased $10,935,247 from $0 (an infinite percentage). The increase was due to the Company's commencement of operations and continued development and implementation of various new products, the development of selling materials and increased sales efforts. General and administrative expenses increased to $1,171,881 from $1,028 (>1,500%) for the period ended March 31, 2001 as compared to the comparable period in 2000. This increase reflects the Company's efforts to build a new, fully-fledged management team focused on the Company's growth, and the commencement of operations.

INCOME FROM OPERATIONS

The Company had income from operations of $2,651,946 for the three months ended March 31, 2001 as compared with a loss of ($1,028) for the three months ended March 31, 2000. This increase in income was primarily attributable to the Company's implementation of its new marketing and growth strategy, the commencement of its operations, and its investment in new products and new tools to market these products, all of which resulted in significantly higher revenues, with resulting improvement in results from operations.

TOTAL OTHER INCOME (EXPENSE) AND EXTRAORDINARY ITEMS

Other income (expense) for the three months ended March 31, 2001 consisted primarily of interest expense, ($1,488,685) compared to $0 for the comparable period in 2000. Of the $1,488,685, $786,891 was a discount expense which was incurred as a one time charge due to an embedded conversion feature on the debentures.

NET INCOME.

For the three months ended March 31, 2001, the Company had income before income taxes of $1,163,261 as compared with ($1,028) for the comparable period of 2000. As previously noted, the Company's increase in net income was the result of commencing operations, expanding its product line, and the aggressive marketing of its product line. In addition, the Company entered into a number of strategic alliances which enabled it to generate revenues and resulting in increases in income from multiple revenue streams.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Registrant has financed its working capital requirements through internally generated funds, the sale of shares of its common stock, and proceeds from short-term bank borrowings, debentures, and notes payable. As of March 31, 2001, the Company had working capital (current assets less current liabilities) of $(3,128,423) as compared with working capital at December 31, 2000 of $652,262. This decrease was primarily attributed to an increase in license agreements payable and is deemed to be a temporary situation. Although the Company anticipates being able to meet its cash needs during the next twelve months, it may seek to issue corporate debt or equity securities in the event that there is not enough cash to satisfy the Company's cash needs for the coming year. Any debt incurred or issued by the Company may be secured or unsecured, fixed or variable rate interest and may be subject to such terms as the board of directors of the Company deems prudent. Any sales of equity securities may be at or below current market rates for the Company's common stock. The Company expects any proceeds from such additional credit or sale of securities to be used primarily in the marketing and development of its product lines.

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

        On April 2, 2001, 1,900,000 shares of preferred series A convertible stock were issued to directors, officers and employees of the company, replacing common stock requirements in their employment agreements. These shares were subsequently converted on April 11, 2001 into 38,000,020 shares of Infotopia, Inc. common stock. The preferred shares were returned to treasury.

        On April 11, 2001, 3,000,000 shares of the Company's common stock valued at $240,000 were issued for legal services rendered.

        On April 11, 2001, 9,000,000 shares of the Company's common stock valued at $720,000 were issued for consulting services.

          On April 11, 2001, Gorda Private Investments, Ltd. converted 1,607,143 shares of their Series B preferred convertible stock into 32,142,857 shares of Infotopia, Inc. common stock for $1,000,000.

        On April 11, 2001, Thomson Kernaghan converted 2,000,000 shares of their Series A preferred convertible stock into 40,000,000 shares of Infotopia, Inc. common stock for a previous investment of $2,800,000.

        On April 11, 2001, 10,000,000 shares of Infotopia, Inc. common stock were purchased at $.07 per share for $700,000.

        On April 11, 2001, 3,600,000 shares of Infotopia, Inc. common stock were purchased at $.09 per share for $330,000.

        On April 11, 2001, 1,276,000 shares of common stock were purchased at $0.20 For a total investment of $255,200.

        On April 11, 2001, 10,371,428 shares of common stock were issued for the conversion of a $600,000 convertible debenture held by Altea Investments, Ltd.

        On April 11, 2001, 19,200,000 shares of Infotopia, Inc common stock were purchased at $0.03125 per share for a subscription agreement for a total investment of $600,000

        On April 11, 2001, 8,500,000 shares of common stock were issued to J Group Holdings for the license rights to the "Jules & Jane", "Bubbe Best" and "Skindom" skin products, to be applied against advance royalties due of $500,000.

         On April 11, 2001 certain employees and directors were issued 10,000,000 shares of Infotopia, Inc. common stock per their employment agreements.

         On April 11, 2002 the Company entered into a short-term note receivable with Daniel Hoyng for $852,528 for the purpose of providing funds to exercise options. On July 10, 2001 Daniel Hoyng repaid his loan by returning to the treasury 306,665 shares of Infotopia, Inc. common stock to valued at $852,528.

         On April 11, 2001 the Company entered into a short-term note receivable with Ernest Zavoral for $694,174 for the purpose of providing funds to exercise options. On July 10, 2001 Ernest Zavoral repaid his loan by returning to the treasury 249,703 shares of Infotopia, Inc. common stock valued at $694,174.

         On April 11, 2001 the Company entered into a short-term note receivable with Marek Lozowicki for $525,554 for the purpose of providing funds to exercise options. On July 10, 2001 Marek Lozowicki repaid his loan by returning to the treasury 189,048 shares of Infotopia, Inc. common stock valued at $525,554.

         On April 11, 2001 the Company entered into a short-term note receivable with Clinton Smith for $79,005 for the purpose of providing funds to exercise options. On July 10, 2001 Clinton Smith repaid his loan returning to the treasury 28,419 shares of Infotopia, Inc. common stock valued at $79,005.

         On April 11, 2001 loans in the amount of $102,086 were extended to various employees for the purpose of exercising their options.

         On May 1, 2001 Gorda Private Investments, Ltd. converted 909,091 shares of their preferred series B convertible stock into 18,181,818 shares of Infotopia, Inc. common stock for $900,000.

         On May 10, 2001 Gorda Private Investments, Ltd. converted 1,261,905 shares of their preferred series B convertible stock into 25,238,095 shares of Infotopia, Inc. common stock for $530,000.

         On May 17, 2001 Gorda Private Investments, Ltd. converted 1,142,857 shares of their preferred series B convertible stock into 22,857,142 shares of Infotopia, Inc. common stock for $480,000.

         On May 23, 2001 Gorda Private Investments, Ltd. converted 1,179,004 shares of their preferred series B convertible stock into 23,580,088 shares of Infotopia, Inc. common stock for $448,162.

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

                         INFOTOPIA, INC.
                         (Registrant)


                         By:/S/ Daniel Hoyng
                            -------------------------------------------------
                            Daniel Hoyng, Chairman, CEO & Director


                         By:/S/ Gregory Kofford
                            -------------------------------------------------
                             Gregory Kofford, Chief Financial Officer




                         August 13, 2001

                         INFOTOPIA, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED

                                                                    At                  At
                                                              March 31, 2001     December 31, 2000
CURRENT ASSETS
     Cash and cash equivalents                                 $   194,742          $  787,150
     Accounts receivable -- net of 513,231 and $141,458          8,405,298             934,392
     Inventory                                                   2,168,047             418,689
     Loan Receivable                                               200,000                  --
     Subscription Receivable                                     1,356,914                  --
     Prepaid expenses and other current assets                   2,686,892             268,051
     Employee Advances                                              73,754              65,485
     Investments in marketable securities, at fair value           180,000             174,000
                                                                ----------           ---------
          Total current assets                                  15,265,647           2,647,767

PROPERTY AND EQUIPMENT, less accumulated depreciation
     of $273,339 and $255,383                                      277,236             239,773

CAPITALIZED PRODUCTION COSTS, less accumulated
     amortization of $-0- and $-0-                               1,006,249             690,475


OTHER ASSETS
     Licenses and other intangibles, less accumulated
      amortization of $1,168,797 and $300,549                   11,237,780           2,415,307
     Deposits                                                    1,102,233             212,143
                                                               -----------          ----------
          TOTAL ASSETS                                         $28,889,145          $6,205,465
                                                               ===========          ==========

The accompanying notes are an integral part of these consolidated financial statements.

                         INFOTOPIA, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED


                                                        At                  At
                                                  March 31, 2001   December 31, 2000
                                                  --------------   -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses          $ 1,741,526       $  1,798,620
     Due to Employees                                         -            108,723
     Debentures                                         545,000             50,000
     Short Term Note Payables to Stockholders           832,401                  -
     License Agreement Payable                        6,535,584                  -
     Stock to be issued for Cash/Services             1,087,831                  -
     Media & A/R Loans Payable                        5,138,068                  -
     Deferred Revenue                                 2,513,659             38,162
                                                    -----------       ------------
          Total Current Liabilities                  18,394,069          1,995,505
                                                    -----------       ------------

LONG-TERM LIABILITIES
     Convertible Debenture                                    -            600,000
                                                    -----------       ------------
          TOTAL LIABILITIES                          18,394,069          2,595,505
                                                    -----------       ------------
STOCKHOLDERS' EQUITY
     Preferred Stock: $.001 par value,
      10,000,000 shares authorized; shares
      issued and outstanding: 8,100,000
      at 3/31/01 and -0- at 12/31/00                      8,100                  -
     Common stock: $.001 par value, 190,000,000
      shares authorized; shares issued and
      outstanding: 189,996,000 at 3/31/01
      and 172,236,005 at 12/31/00                       189,996            172,236

     Additional paid-in-capital                      47,130,249         41,440,254

     Accumulated deficit                            (36,863,269)       (38,026,530)
     Unrealized gain on marketable securities            30,000             24,000
                                                    -----------       ------------
     Total stockholders' equity                      10,495,076          3,609,960
                                                    -----------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $28,889,145       $  6,205,465
                                                    ===========       ============


The accompanying notes are an integral part of these consolidated financial statements.

                         INFOTOPIA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   UNAUDITED


                                                For the three months ended        For the three months ended
                                             --------------------------------  --------------------------------
                                                        March 31, 2001                   March 31, 2000
                                             --------------------------------  --------------------------------
REVENUE
     Sales, net of returns and allowances
       of $973,993 and -0-                   $                     21,845,422   $                          -

COST OF SALES                                                       6,218,566                              -
                                             --------------------------------   --------------------------------

GROSS PROFIT                                                       15,626,856                              -
                                             --------------------------------   --------------------------------

OPERATING EXPENSES
     General and administrative                                     1,171,881                            1,028
     Selling and marketing                                         10,935,247
     Depreciation and amortization                                    867,782
                                             --------------------------------   --------------------------------
          Total operating expenses                                 12,974,910                            1,028
                                             --------------------------------   --------------------------------

INCOME (LOSS) FROM OPERATIONS                                       2,651,946                           (1,028)

OTHER EXPENSES
     Interest expense                                                 701,794                                -
     Discount expense                                                 786,891                                -
                                             --------------------------------   --------------------------------
          Total other expenses                                      1,488,685                                -

INCOME (LOSS) BEFORE INCOME TAXES                                   1,163,261                           (1,028)

INCOME TAXES                                                                -                                -
                                             --------------------------------   --------------------------------

NET INCOME (LOSS)                            $                      1,163,261                            (1,028)
                                             ================================   ================================

Earnings (Loss) per share:
     Basic                                   $                           1.23   $                             -
     Diluted                                 $                           1.11                                 -

Weighted Average Shares Outstanding:
     Basic                                                            946,033                            64,207
     Diluted                                                        1,046,428                            64,207


The accompanying notes are an integral part of these consolidated financial statements.

                         INFOTOPIA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                                   UNAUDITED

                                                                 March 31, 2001      March 31, 2000
                                                                 --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $ 1,163,261         $(1,028)
   Adjustments to reconcile net income to net cash provided
    by (used in) operating activities
      Bad Debt and sales returns                                     371,773
      Non-Cash interest                                              860,891
      Depreciation and amortization                                  867,783
      Stock to be issued                                             502,631
      Issuance of stock options, less deferred compensation           15,636
Changes in assets and liabilities
      Accounts receivable-trade                                   (7,842,680)
      Subscriptions receivable                                    (1,356,914)
      Inventory                                                   (1,749,358)
      Prepaid Expenses                                            (2,418,841)
      Other Assets                                                  (316,991)
      Accounts payable and accrued expenses                          (57,094)
      License Agreements Payable                                   6,535,584
      Deferred Revenue                                             2,475,496
      Deposits                                                      (890,090)
                                                                 -----------         -------
Net cash used in operating activities                             (1,838,913)         (1,028)
                                                                 -----------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                (55,419)
   Capitalized Production Costs                                     (315,774)
   Licenses and other intangibles                                 (9,375,001)
                                                                 -----------         -------
Net Cash used in investing activities                             (9,746,194)             --
                                                                 -----------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of debt                                  6,570,470
   Proceeds from stock to be issued                                  585,200
   Sale of common stock                                            3,837,029
                                                                 -----------         -------
Net cash provided by financing activities                         10,992,699              --
                                                                 -----------         -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           (592,408)         (1,028)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                        787,150           3,855
                                                                 -----------         -------

CASH AND CASH EQUIVALENTS - END OF YEAR                          $   194,742         $ 2,827
                                                                 ===========         =======

SUPPLEMENTAL INFORMATION:
      Interest paid                                              $        --         $    --
                                                                 ===========         =======
      Income taxes paid                                          $        --         $    --
                                                                 ===========         =======

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

                                 Infotopia, Inc.
                          Notes to Financial Statements
                   For the Three Months Ended March 31, 2001
                                   (Unaudited)


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

                  Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, as amended by SAB 101B, addresses revenue recognition policies and is effective for the quarter ending June 30, 2001. The company is already substantially in compliance with SAB 101 and its adoption has no material effect on the financial statements.

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

NOTE 2 - PREPAID EXPENSES

                  Prepaid expenses are summarized as follows:

                                                               Mar 31, 2001
                                                               ------------
      Prepayment for inventory                                  $      850
      Advertising                                                  400,000
      Legal and professional services                              196,865
      Prepayment for Media                                       2,089,177
                                                                ----------
           Total prepaid expenses and other current assets      $2,686,892
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
                                                                     ======



NOTE 4 - PROPERTY AND EQUIPMENT

            Property and equipment is summarized as follows:

                                                                Mar 31, 2001
                                                                ------------
      Production molds                                            $298,941
      Computer equipment and software                              223,209
      Furniture and office equipment                                28,425
                                                                  --------
                                                                  $550,575

      Less: accumulated depreciation and amortization              273,339
                                                                  --------
      Property and equipment, net                                 $277,236
                                                                  ========



         Depreciation expense for the quarter ended March 31, 2001 was $17,955.

NOTE 5 - CAPITALIZED PRODUCTION COSTS

         Capitalized production costs are summarized as follows:

                                                               Mar 31, 2001
                                                               ------------
      Total Tiger                                               $  339,951
      Prostate-Osteo                                               440,690
      Medicus Dual 2000                                             63,466
      Cathi Graham                                                  40,000
      Rejuvicare                                                    11,000
      Facial Spa                                                    29,475
      Robert Allen                                                  20,000

      Cooking Saddle                                                20,000
      Spud Whiz                                                     41,667
                                                                ----------
                                                                $1,006,249

      Less:  accumulated amortization                                    0
                                                                ----------
      Capitalized production costs, net                         $1,006,249
                                                                ==========

      Production cost amortization for the quarter ended March 31, 2001 was $0.

NOTE 6 - INTANGIBLES

         Intangibles are summarized as follows:

                                                              Mar 31, 2001
                                                              ------------
      Goodwill                                                  $  880,277
      Bun & Thigh License                                       10,345,000
      Prosteo License                                               84,000
      J. Group - skin care line                                    797,300
      Provida License                                              300,000
                                                                ----------
                                                               $12,406,577

      Less: accumulated amortization                             1,168,797
                                                                ----------
      Total intangibles - net                                  $11,237,780
                                                                ==========



         Amortization expense for the quarter ended March 31, 2001 was $849,827.

NOTE 7 - ACCOUNTS PAYABLE

         Accounts payable and accrued expenses consist of the following:

                                                               Mar 31, 2001
                                                               ------------
      Accounts payable - regular trade                          $  273,233
      Accrued liabilities - regular trade                          220,102
      Accrued liabilities - Product                              1,057,723
      Sales Tax Payable                                            190,468
                                                                ----------
           Total                                                $1,741,526
                                                                ==========



NOTE 8 - DEFERRED REVENUE

         Deferred revenue at March 31, 2001 is summarized as follows:

      Bun & Thigh                                               $1,769,070
      Total Tiger                                                  666,081
      Medicus                                                       78,508
                                                                ----------
           Total Deferred Revenue                               $2,513,659
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
                                                                ==========

NOTE 10 - INCOME TAXES


         At March 31, 2001, the Company had net carry-forward losses of approximately $37,000,000. Because of the current uncertainty of realizing the benefit of the tax carry-forwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry-forwards depends predominantly upon the Company's ability to generate taxable income during the carry-forward period.

         Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax asset and liabilities are as follows:

      Deferred Tax Assets
           Loss Carry-forwards                               $ 12,522,539
           Less: Valuation allowance                          (12,522,539)
                                                             ------------
      Net Deferred Tax Assets                                $         --
                                                             ============



         Net operating loss carry-forwards expire starting in 2007 through 2019. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

         22

NOTE 11 - GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2001 the company has an accumulated deficit of $36,863,269 and a current profit of $1,163,261. Based upon the Company's plan of operation, the Company anticipates that existing resources, together with funds generated from operations, will generate sufficient funds to fund the Company's working capital.

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

         On June 25, 2001, the Company affected a reverse split of its common shares at a ratio of 200:1. As such, the reported earnings per share in and weighted average share amounts (basic and diluted) for the three months ended March 31, 2001 and 2000 have been adjusted to reflect the 200:1 reverse split.

NOTE 13 - SUBSEQUENT EVENTS

         On April 2, 2001, 1,900,000 shares of preferred series A convertible stock valued at $2,375,000 were issued to directors, officers, and employees of the Company, replacing common stock requirements in their employment agreements. These shares were subsequently converted on April 11, 2001 into 38,000,020 shares of Infotopia, Inc. common stock. The preferred shares were returned to treasury.

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

         On April 11, 2001 the Company entered into a short-term note receivable with Daniel Hoyng for $852,528 for the purpose of providing funds to exercise options. On July 10, 2001 Daniel Hoyng repaid his loan by returning to the treasury 306,665 shares of Infotopia, Inc. common stock valued at $852,528.

         On April 11, 2001 the Company entered into a short-term note receivable with Ernest Zavoral for $694,174 for the purpose of providing funds to exercise options. On July 10, 2001 Ernest Zavoral repaid his loan by returning to the treasury 249,703 shares of Infotopia, Inc. common stock valued at $694,174.

         On April 11, 2001 the Company entered into a short-term note receivable with Marek Lozowicki for $525,554 for the purpose of providing funds to exercise options. On July 10, 2001 Marek Lozowicki repaid his loan by returning to the treasury 189,048 shares of Infotopia, Inc. common stock valued at $525,554.

         On April 11, 2001 the Company entered into a short-term note receivable with Clinton Smith for $79,005 for the purpose of providing funds to exercise options. On July 10, 2001 Clinton Smith repaid his loan by returning to the treasury 28,419 shares of Infotopia, Inc. common stock valued at $79,005.

         On Arpil 11, 2001 loans in the amount of $102,086 were extended to various employees for the purpose of exercising their options.

         On April 11, 2001, 3,000,000 shares of Infotopia, Inc. common stock valued at $240,000 were issued for legal services rendered.

         On April 11, 2001, 9,000,000 shares of Infotopia, Inc. common stock valued at $720,000, of which $2,631 was accrued in March, were issued for consulting services.

         On April 11, 2001, Gorda Private Investments, Ltd. converted 1,607,143 shares of their Series B Preferred convertible stock into 32,142,857 shares of Infotopia, Inc. common stock for $1,000,000.

         On April 11, 2001, Thomson Kernaghan converted 2,000,000 shares of their Series A Preferred convertible stock into 40,000,000 shares of Infotopia, Inc. common stock for a previous investment of $2,800,000.

         On April 11, 2001, 10,000,000 shares of Infotopia, Inc. common stock were purchased at $.07 per share for a subscription agreement for $700,000.

         On April 11, 2001, 3,600,000 shares of Infotopia, Inc. common stock were purchased at $.09per share for $330,000.

         On April 11, 2001 1,276,000 shares of Infotopia, Inc. common stock were purchased at $.20 per share for a subscription agreement for a total investment of $255,200.

         On April 11, 2001 10,371,428 were issued for the conversion of a $600,000 convertible debenture held by Altea Investments LTD.

         On April 11, 2001 19,200,000 shares of Infotopia, Inc. common stock were purchased at $0.03125 per share for a subscription agreement for a total investment of $600,000.

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

         On April 11, 2001 certain officers, directors and employees exercised their options into 36,053,527 shares of Infotopia, Inc. common stock for a total price of $2,253,345.

         On April 11, 2001 certain employees, directors and employees were issued 10,000,000 shares of Infotopia, Inc. common stock per their employment agreements.

         On May 1, 2001 Gorda Private Investments, Ltd. converted 909,091 shares of their preferred series B convertible stock into 18,181,818 shares of Infotopia, Inc. common stock for $900,000.

         On May 10, 2001 Gorda Private Investments, Ltd. converted 1,261,905 shares of their preferred series B convertible stock into 25,238,095 shares of Infotopia, Inc. common stock for $530,000.

         On May 17, 2001 Gorda Private Investments, Ltd. converted 1,142,857 shares of their preferred series B convertible stock into 22,857,142 shares of Infotopia, Inc. common stock for $480,000.

         On May 23, 2001 Gorda Private Investments, Ltd. converted 1,179,004 shares of their preferred series B convertible stock into 23,580,088 shares of Infotopia, Inc. common stock for $448,162.

         On June 1, 2001 588,624,733 shares of Infotopia, Inc. common stock were purchased at $.00634 per share for a subscription agreement for a total investment of $3,732,346.

         On June 25, 2001 1,860,000 (Post Reverse Split) shares of Infotopia, Inc. common stock were purchased at $1.04838 per share for a subscription agreement for a total investment of $1,950,000.

         On June 29, 2001 3,000,000 (Post Reverse Split) shares of Infotopia, Inc. common stock were issued for legal services.

         On June 29, 2001 5,000,000 (Post Reverse Split) shares of Infotopia, Inc. common stock were issued for consulting services.

         On July 10, 2001 certain officers and directors exercised their options into 37,500 (Post Reverse Split) shares of Infotopia, Inc. common stock. Of this amount 14,029 shares of Infotopia, Inc. common stock were retired to treasury to pay for the options. 3,869 shares of Infotopia, Inc. common stock were also retired to treasury to pay for loans owed to the company by officers and directors.

         On July 10, 2001 Infotopia, Inc. entered into a long-term loan receivable with an employee for $50,000.

         On July 13, 2001 1,700,000 (Post Reverse Split) shares of Infotopia, Inc. common stock were purchased at $.588 per share for a subscription agreement for a total investment of $1,000,000.

         On July 17, 2001 Infotopia, Inc. has entered into a contract with TriStar Products to handle the retail and international launch of its hit infomercial product, the Total Tiger.

         On July 20, 2001 125,000 (Post Reverse Split) shares of Infotopia, Inc. common stock were issued for legal services.

         On July 20, 2001 2,740 (Post Reverse Split) shares of Infotopia, Inc. common stock were issued for the Crouching Tiger license rights.

         On July 20, 2001 15,000 (Post Reverse Split) shares of Infotopia, Inc. common stock were issued for consulting services.

         On July 23, 2001 Infotopia, Inc. entered into a Letter of Intent with Infomercial Management Corporation ("IMC"), Modern Interactive Technology, Inc. ("MIT") and their principals, providing Infotopia, Inc. with, among other things, an exclusive option to acquire one hundred percent (100%) of the issued and outstanding shares of common stock of IMC and MIT.