Form 10QSB
period 2001-06-30
INFOTOPIA INC
filed 2001-08-14
CIK 1066759

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                         COMMISSION FILE NO. 000-251572

                                 INFOTOPIA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                NEVADA                             95-4685068
        (STATE OF ORGANIZATION)   (I.R.S. EMPLOYER IDENTIFICATION NO.)

                           3635 BOARDMAN CANFIELD ROAD
                               CANFIELD, OH 44406
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                       218 TEARALL ROAD, RAYHAM, MA 07767
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AS OF LAST REPORT)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (330) 702-3000

          CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE
        FILE BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST
         12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS
                           FOR THE PAST 90 DAYS. YES [X]

             AS OF AUGUST 1, 2001, 11,622,134 SHARES OF COMMON STOCK
                                  OUTSTANDING.

Part I. Financial Information

Item 1. Financial Statements

                         INFOTOPIA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                AT JUNE 30, 2001
                                    UNAUDITED

                                                                       At                 At
                                                                 June 30, 2001    December 31, 2000
                                                                 -------------    -----------------
CURRENT ASSETS
       Cash and cash equivalents                                  $ 1,428,332        $   787,150
       Accounts receivable - net of $680,026 and $141,538          11,120,501            934,392
       Inventory                                                    2,990,203            418,689
       Loans Receivable - Related Parties, current portion          2,236,547                 --
       Loans Receivable                                               700,000                 --
       Subscription Receivable                                      3,925,000                 --
       Prepaid expenses and other current assets                    4,497,668            268,051
       Employee Advances                                               78,555             65,485
       Investments in marketable securities, at fair value             48,000            174,000
                                                                  -----------        -----------
            Total current assets                                   27,024,806          2,647,767


PROPERTY AND EQUIPMENT, less
       accumulated depreciation
       of $300,878 and $ 255,383                                      422,177            239,773

CAPITALIZED PRODUCTION COSTS, less
       accumulated amortization of  $-39,453- and $-0-              1,475,766            690,475

OTHER ASSETS
       Licenses and other intangibles, less accumulated
         amortization of $1,951,201 and $318,970                   16,093,942          2,415,307
       Loans Receivable - Related Parties,
         net of current portion                                       150,000                 --
       Deposits                                                     1,582,286            212,143
                                                                  -----------        -----------
            TOTAL ASSETS                                          $46,748,977        $ 6,205,465
                                                                  ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         INFOTOPIA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                                       At                At
                                                                 June 30, 2001    December 31, 2000
                                                                 -------------    -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Accounts payable and accrued expenses                      $  1,602,183         $  1,798,620
       Due to Employees                                                     --              108,723
       Debentures                                                           --               50,000
       Short Term Notes Payable to Stockholders                        594,090                   --
       License Agreements Payable                                    7,920,211                   --
       Media & A/R Loans Payable                                     4,253,433                   --
       Bank Loans                                                    2,206,178                   --
       Deferred Revenue                                              1,968,562               38,162
                                                                  ------------         ------------
            Total Current Liabilities                               18,544,658            1,995,505
                                                                  ------------         ------------

LONG-TERM LIABILITIES
       Convertible Debenture                                                --              600,000
                                                                  ------------         ------------
         TOTAL LIABILITIES                                          18,544,658            2,595,505
                                                                  ------------         ------------
STOCKHOLDERS' EQUITY
       Common stock: $.20 par value, 500,000,000
         shares authorized; shares issued and outstanding:
         7,168,095 at 6/30/01 and 861,180 at 12/31/00                1,433,619              172,236

       Additional paid-in-capital                                   62,216,195           41,440,254

       Accumulated deficit                                         (35,343,495)         (38,026,530)
       Unrealized gain/(loss) on marketable securities                (102,000)              24,000
                                                                  ------------         ------------
       Total stockholders' equity                                   28,204,319            3,609,960
                                                                  ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 46,748,977         $  6,205,465
                                                                  ============         ============

The accompanying notes are an integral part of these consolidated financial statements.

                         INFOTOPIA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                For the three months ended               For the six months ended
                                                         June 30,                                 June 30,
                                            ------------------------------------     -----------------------------------
                                                2001                    2000                 2001               2000
                                            --------------       ---------------     ----------------      -------------
REVENUE
       Sales (Gross)                        $ 37,528,764          $      729,884        $  60,347,209            729,884
       Less: Sales Returns and
               Allowances                      1,569,599                  21,033            2,542,622             21,033
                                            ------------          --------------        -------------      -------------
            Net Sales                         35,959,165                 708,851           57,804,587            708,851

COST OF SALES                                  9,850,560                 217,510           16,069,126            217,510
                                            ------------          --------------        -------------      -------------
GROSS PROFIT                                  26,108,605                 491,341           41,735,461            491,341
                                            ------------          --------------        -------------      -------------
OPERATING EXPENSES
       General and administrative              1,401,121               1,224,385            2,573,002          1,225,413
       Selling and marketing                  20,849,857                 911,800           31,785,104            911,800
       Depreciation and amortization             849,397                  87,860            1,717,179             87,860
                                            ------------          --------------        -------------      -------------
            Total operating expenses          23,100,375               2,224,045           36,075,285          2,225,073
                                            ------------          --------------        -------------      -------------

INCOME (LOSS) FROM OPERATIONS                  3,008,230              (1,732,704)           5,660,176         (1,733,732)

OTHER EXPENSES
       Interest expense                        1,408,455                  74,558            2,110,249             74,558
       Discount expense                           80,000                      --              866,891                 --
                                            ------------          --------------        -------------      -------------
            Total other expenses               1,488,455                  74,558            2,977,140             74,558
                                            ------------          --------------        -------------      -------------

INCOME (LOSS) BEFORE INCOME TAXES              1,519,774              (1,807,262)           2,683,036         (1,808,290)

INCOME TAXES                                          --                      --                   --                 --
                                            ------------          --------------        -------------      -------------
NET INCOME (LOSS)                           $  1,519,775          $   (1,807,262)       $   2,683,036         (1,808,290)
                                            ============          ==============        =============      =============

Earnings (Loss) per share:
     Basic                                  $       0.52          $       (21.90)       $        1.39             (43.58)
     Diluted                                $       0.47          $       (21.90)       $        1.26             (43.58)

Weighted Average Shares Outstanding:
     Basic                                     2,908,794                  82,531            1,932,835             41,493
     Diluted                                   3,260,871                  82,531            2,121,448             41,493


The accompanying notes are an integral part of these consolidated financial statements.

                         INFOTOPIA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                    UNAUDITED

                                                                           At                   At
                                                                     June 30, 2001        June 30, 2000
                                                                     -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                    $  2,683,036         $ (1,807,262)
     Adjustments to reconcile net income to net cash
       provided by (used in ) operating activities
        Bad Debt and sales returns                                        538,488              110,335
        Non-Cash Interest                                                 866,891                    0
        Depreciation and amortization                                   1,717,179              676,457
        Issuance of stock for compensation                              1,020,000                  -
        Issuance of stock for consulting and legal services             1,160,000                  -
        Issuance of stock for purchase of license                         797,301                  -
        Issuance of stock options, less deferred compensation            (121,950)                 -
Changes in assets and liabilities
        Accounts receivable - trade                                   (10,724,597)             (53,841)
        Subscriptions receivable                                       (3,925,000)                 -
        Inventory                                                      (2,571,514)            (506,659)
        Loans Receivable                                               (3,086,547)                 -
        Prepaid Expenses                                               (4,229,617)          (1,305,642)
        Accounts payable and accrued expenses                            (196,437)           3,276,783
        License agreements payable                                      7,920,211                  -
        Deferred Revenue                                                1,930,400                  -
        Deposits                                                       (1,370,143)              81,301
        Change in other assets and liabilities                           (127,796)             (36,006)
                                                                     ------------         ------------
Net cash used in operating activities                                  (7,720,094)             436,467
                                                                     ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                  (227,899)            (544,584)
     Capitalized Production Costs                                        (824,744)            (745,286)
     Licenses and other intangibles                                   (15,310,866)          (1,537,277)
                                                                     ------------         ------------
Net Cash used in investing activities                                 (16,363,509)          (2,827,147)
                                                                     ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of debt                                     8,253,701            2,007,835
     Payments on debt                                                     (50,000)             679,665
     Sale of common stock                                              16,521,084                6,016
                                                                     ------------         ------------
Net cash provided by financing activities                              24,724,785            2,693,516
                                                                     ------------         ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 641,182              302,836

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                             787,150                  -
                                                                     ------------         ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                              $  1,428,332         $    302,836
                                                                     ============         ============

SUPPLEMENTAL INFORMATION:
        Interest paid                                                $        -           $        -
                                                                     ============         ============
        Income taxes paid                                            $        -           $        -
                                                                     ============         ============

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES

During the six months ended June 30, 2001 the Company:

      -- Issued 110,000 shares of the Company's common stock at a value of $1,160,000 as compensation for service rendered by various consultants, attorneys and others;

      -- Issued 26,250 shares of the Company's common stock at a value of $1,020,000 as compensation to officers and other employees of the Company;

      -- Issued 42,500 shares of the Company's common stock at a value of $797,301 for license rights.

                                 Infotopia, Inc.
                          Notes to Financial Statements
                  For the Six Month Period Ended June 30, 2001
                                   (Unaudited)

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

            On April 25, 2000, Dr. Abravanel's Formula, Inc., a Nevada corporation (DABV), acquired Infotopia in a share exchange in which 100% of the outstanding stock of Infotopia, Inc. was exchanged for 100% of the common stock of DABV. Subsequent to the share exchange, DABV changed its name to Infotopia, Inc. (IFTP). On June 25, 2001 Infotopia, Inc. changed its symbol to IFTA.

            The accompanying financial statements include the accounts of Infotopia, Inc. (a Nevada corporation), and its subsidiary Infotopia, Inc. (an Ohio corporation).

      b)    Nature of Operations

            The Company engages in the development, marketing, advertising and selling of health, fitness and consumer products.

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

      d)    Revenue Recognition

            For the six months ended June 30, 2001, the Company's revenues were derived from fitness and health products. Revenue is recognized upon shipment of products to the customer.

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

      g)    Accounts Receivable

            For financial reporting purposes, the Company utilizes the allowance method of accounting for doubtful accounts. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. The allowance is based on an experience factor and review of current accounts receivable. Uncollectible accounts are written off against the allowance accounts when deemed uncollectible. In addition, the Company maintains an allowance for customer returns, based on an experience factor. The Company considers these allowances adequate at June 30, 2001.

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

      n)    Fair Value of Financial Instruments

            The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the relatively short maturity of these instruments.

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

NOTE 2 - PREPAID EXPENSES

            Prepaid expenses are summarized as follows:

                                                                             Jun 30, 2001
                                                                             ------------
            Legal and professional services                                  $  2,102,663
            Prepayment for Media                                                1,223,494
            Advertising                                                           957,499
            Prepayment for Insurance                                              138,881
            Prepayment for Rent                                                    45,000
            Prepayment for Leases                                                  25,011
            Prepayment for inventory                                         $      5,120
                                                                             ------------

              Total prepaid expenses and other current assets                $  4,497,668
                                                                             ============

NOTE 3 - INVESTMENTS IN MARKETABLE SECURITIES

            The investments at June 30, 2001 available for sale are as follows:

                                          Cost        Net Unrealized      Market Value
                                                        Gain/(Loss)
                                        ---------     --------------      -------------
      Millennium Direct, Inc.           $ 150,000          $(102,000)         $ 48,000
      Common Stock                      =========          =========          ========


NOTE 4 - PROPERTY AND EQUIPMENT

            Property and equipment is summarized as follows:

                                                 Jun 30, 2001
                                                 ------------
            Production molds                         $295,941
            Computer equipment and software           267,487
            Furniture and office equipment            107,647
            Leasehold Improvements                     32,136
            Telephone System                           19,844
                                                     --------
                                                     $723,055
            Less: accumulated depreciation            300,878
                                                     --------
            Property and equipment, net              $422,177
                                                     ========

            Depreciation expense for the quarter ended June 30, 2001 was $27,539 and $45,495 for the six months ended June 30, 2001.

NOTE 5 - CAPITALIZED PRODUCTION COSTS

            Capitalized production costs are summarized as follows:

                                                     Jun 30, 2001
                                                     ------------
            Total Tiger                                $  463,921
            Prostate-Osteo                                440,690
            Spud Whiz                                     226,667
            Tiger Gym                                     200,000
            Medicus Dual 2000                              63,466
            Cathi Graham                                   40,000
            Facial Spa                                     29,475
            Robert Allen                                   20,000
            Cooking Saddle                                 20,000
            Rejuvicare                                     11,000
                                                       ----------
                                                       $1,515,219
            Less:  accumulated amortization
                                                           39,453
                                                       ----------
            Capitalized production costs, net          $1,475,766
                                                       ==========

              Production cost amortization for the first six months and the quarter ended June 30, 2001 was $39,453.

NOTE 6 - INTANGIBLES

            Intangibles are summarized as follows:

                                                  Jun 30, 2001
                                                  ------------
            Bun & Thigh License                    $10,345,000
            Total Tiger                              3,761,420
            Provida License                          1,200,000
            Goodwill                                   880,277
            J. Group - skin care line                  797,300
            Safeshield                                 500,000
            Tiger Gym                                  477,146
            Prosteo License                             84,000
                                                   -----------
                                                   $18,045,143
            Less: accumulated amortization           1,951,201
                                                   -----------
            Total intangibles - net                $16,093,942
                                                   ===========

            Amortization expense for the quarter ended June 30, 2001 was $797,075 and $1,632,231 for the six months ended June 30, 2001.

NOTE 7 - ACCOUNTS PAYABLE

            Accounts payable and accrued expenses consist of the following:

                                                      Jun 30, 2001
                                                      ------------
            Accrued liabilities - product               $  627,085
            Sales Tax Payable                              546,998
            Accounts payable - regular trade               239,269
            Accrued liabilities - regular trade            188,831
                                                        ----------
              Total                                     $1,602,183
                                                        ==========


NOTE 8 - LICENSE AGREEMENT PAYABLES

            License agreement payable at June 30, 2001 are summarized as follows:

            Bun & Thigh                               $4,727,765
            Total Tiger                                3,192,446
                                                      ----------
              Total license agreement payables        $7,920,221
                                                      ==========


NOTE 9 - DEFERRED REVENUE

            Deferred revenues at June 30, 2001 is summarized as follows:

            Bun & Thigh                     $  879,450
            Provida                            506,301
            Total Tiger                        497,309
            Medicus                             85,502
                                            ----------
              Total Deferred Revenue        $1,968,562
                                            ==========

NOTE 10 - RELATED PARTY TRANSACTIONS

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

            On April 11, 2001 loans in the amount of $102,086 were extended to various employees for the purpose of exercising their options. At 6/30/01 the remaining balance of these loans were $85,286.

            On May 15, 2001 the Company entered into long-term relocation loan receivables with certain employees for $150,000.

NOTE 11 - INCOME TAXES

            At June 30, 2001, the Company had net carry-forward losses of approximately $35,000,000. Because of the current uncertainty of realizing the benefit of the tax carry-forwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry-forwards depends predominantly upon the Company's ability to generate taxable income during the carry-forward period.

            Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax asset and liabilities are as follows:

            Deferred Tax Assets
              Loss Carry-forwards                               $11,845,645
              Less: Valuation allowance                         (11,845,645)
                                                               ------------
            Net Deferred Tax Assets                             $       -
                                                               ============

            Net operating loss carry-forwards expire starting in 2007 through 2019. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

NOTE 12 - GOING CONCERN

            The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2001 the company has an accumulated deficit of $35,343,495 and a current profit of $2,683,036. Based upon the Company's plan of operation, the Company anticipates that existing resources, together with funds generated from operations, will generate sufficient funds to fund the Company's working capital.

NOTE 13 - CAPITAL STOCK TRANSACTIONS

            On April 2, 2001 1,900,000 shares of preferred series A convertible stock were issued to directors, officers and employees of the company replacing common stock requirements in their employment agreements. These shares were subsequently converted on April 11, 2001 into 190,000 shares of Infotopia, Inc. common stock. The preferred shares were returned to treasury.

            On April 11, 2001 15,000 shares of Infotopia, Inc. common stock were issued for legal services.

            On April 11, 2001 45,000 shares of Infotopia, Inc. common stock were issued for consulting services.

            On April 25, 2001 Gorda Private Investments, Ltd. converted 1,607,143 shares of their preferred series B convertible stock into 160,714 shares of Infotopia, Inc. common stock for $1,000,000.

            On May 1, 2001 Gorda Private Investments, Ltd. converted 909,091 shares of their preferred series B convertible stock into 90,909 shares of Infotopia, Inc. common stock for $900,000.

            On May 10, 2001 Gorda Private Investments, Ltd. converted 1,261,905 shares of their preferred series B convertible stock into 126,190 shares of Infotopia, Inc. common stock for $530,000.

            On May 17, 2001 Gorda Private Investments, Ltd. converted 1,142,857 shares of their preferred series B convertible stock into 114,286 shares of Infotopia, Inc. common stock for $480,000.

            On May 23, 2001 Gorda Private Investments, Ltd. converted 1,179,004 shares of their preferred series B convertible stock into 127,900 shares of Infotopia, Inc. common stock for $448,162.


            On April 11, 2001 Thomson Kernaghan converted 2,000,000 shares of their preferred series A convertible stock into 200,000 shares of Infotopia, Inc. common stock for a previous investment of $2,800,000.

            On April 11, 2001 50,000 shares of Infotopia, Inc. common stock were purchased at $14.00 per share for a subscription agreement for a total investment of $700,000.

            On April 11, 2001 18,000 shares of Infotopia, Inc. common stock were purchased at $18.00 per share for a subscription agreement for a total investment of $330,000.

            On April 11, 2001 6,380 shares of Infotopia, Inc. common stock were purchased at $40.00 per share for a subscription agreement for a total investment of $255,200.

            On April 11, 2001 51,857 were issued for the conversion of a $600,000 convertible debenture held by Altea Investments LTD.

            On April 11, 2001 96,000 shares of Infotopia, Inc. common stock were purchased at $6.25 per share for a subscription agreement for a total investment of $600,000.

            On April 11, 2001 42,500 shares of common stock were issued for the license rights to the "Jules & Jane", "Bubbe's Best" and "Skindom" skin products at a total value of $500,000.

            On April 11, 2001 certain officers, directors and employees exercised their options into 180,268 shares of Infotopia, Inc. common stock for a total price of $2,253,345.

            On April 11, 2001 certain employees, directors and employees were issued 50,000 shares of Infotopia, Inc. common stock per their employment agreements.

            On June 1, 2001 2,943,123 shares of Infotopia, Inc. common stock were purchased at $1.268 per share for a subscription agreement for a total investment of $3,732,346.

            On June 25, 2001 1,860,000 shares of Infotopia, Inc. common stock were purchased at $1.04838 per share for a subscription agreement for a total investment of $1,950,000.

            On June 29, 2001 25,000 shares of Infotopia, Inc. common stock were issued for legal services.

            On June 29, 2001 25,000 shares of Infotopia, Inc. common stock were issued for consulting services.


NOTE 14 - SUBSEQUENT EVENTS

            On July 10, 2001 certain officers and directors exercised their options into 37,500 shares of Infotopia, Inc. common stock. Of this amount 14,029 shares of Infotopia, Inc. common stock were retired to treasury to pay for the options. 3,869 shares of Infotopia, Inc. common stock were also retired to treasury to pay for loans owed to the company by officers and directors.

            On July 10, 2001 Infotopia, Inc. entered into a long-term loan receivable with an employee for $50,000.

            On July 13, 2001 1,700,000 shares of Infotopia, Inc. common stock were purchased at $.588 per share for a subscription agreement for a total investment of $1,000,000.

            On July 17, 2001 Infotopia, Inc. has entered into a contract with TriStar Products to handle the retail and international launch of its hit infomercial product, the Total Tiger.

            On July 20, 2001 125,000 shares of Infotopia, Inc. common stock were issued for legal services.

            On July 20, 2001 2,740 shares of Infotopia, Inc. common stock were issued for the Crouching Tiger license rights.

            On July 20, 2001 15,000 shares of Infotopia, Inc. common stock were issued for consulting services.

            On July 23, 2001 Infotopia, Inc. entered into a Letter of Intent with Infomercial Management Corporation ("IMC") , Modern Interactive Technology, Inc. ("MIT") and their principals, providing Infotopia, Inc. with, among other things, an exclusive option to acquire one hundred percent (100%) of the issued and outstanding shares of common stock of IMC and MIT.

         The following is a Management Summary of the business and operations of Infotopia, Inc. (referred to in this prospectus as "we", "us", "Infotopia" or the "Company"). This summary is not complete and does not contain all of the information about us or all of the information that you should consider before investing in our common stock. You should read the entire prospectus carefully, including the information under the caption "Risk Factors" and the information in the financial statements and the notes to the financial statements that are included in this prospectus. The securities offered by this prospectus involve a high degree of risk. See "Risk Factors."

         THE COMPANY INFOTOPIA, INC. (Formerly Flex Marketing, Inc. (OH)) was incorporated under the laws of Ohio on September 11, 1997 ("Infotopia Ohio"). The company was acquired by its parent company, National Boston Medical, Inc. ("Parent"), in a share exchange agreement executed on November 21, 1998.

          On April 25, 2000, Dr.Abravanel's Formulas, Inc., a Nevada corporation (DABV), acquired Infotopia Ohio, a wholly owned subsidiary of National Boston Medical, Inc. in a share exchange in which 100% of the outstanding stock of Infotopia was exchanged for 100% of the common stock of DABV. As a result of the share exchange, DABV changed its name to Infotopia, Inc.

         The accompanying financial statements include the accounts of Infotopia, Inc., and its subsidiary Infotopia Ohio. Infotopia is in the direct marketing/direct to retail marketing business, which encompasses the sale of various products through commercials, infomercials, print media, radio, the Internet and all traditional methods of selling to the consumer such as traditional retail. In particular, the Company utilizes electronic retailing, in which electronic media, such as television, radio and the Internet, is used to convey all the information a consumer needs to make a buying decision, and to make a specific offer to the consumer, with an appeal to make an immediate buying decision.

         Infotopia receives and processes almost all of its orders for directly marketed products through a customer service call center or through direct online Internet orders. The orders are routed to various "fulfillment centers" from which products are shipped directly to the consumers. The call centers and fulfillment centers are contracted entities.

         The Company markets a variety of healthcare, fitness, weight reduction, recreation, cooking aid, and skin care products through direct marketing/direct to retail marketing. The Company's securities are quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol IFTA.OB

         The Company's revenues originate from the healthcare, fitness, weight reduction, recreation, cooking aid, and skin care products. During the past quarter, the Company has significantly increased the range of its product mix and has entered into a number of agreements to further broaden its product mix. The Company's objective is to be one of the leading direct marketing companies in the United States. To achieve this, it will be necessary for the Company to expand the size of its revenues through marketing its current products, acquiring new products to market, and continuing to generate revenue through multiple revenue streams. The Company also needs to capitalize on its early marketing success by continuing to expand the current distribution channels and to maintain its focus on emerging trends while continuing to retain its high level of expertise in this industry.

         PRODUCTS, Infotopia is currently marketing the Torso Tiger, the Tiger Gym, the Body by Jake Bun & Thigh Rocker, the Cooking Saddle, the Backstroke Back Massager and the Hot Mommies System. The Torso Tiger II is strictly available through major retailers in the United States through direct marketing only. These products, at the present time, form the bulk of our sales. The Torso Tiger is an abdominal and upper body exercise machine. It allows the user to exercise the upper and lower abdominal muscles, waist, chest, back and shoulders, and triceps and biceps simultaneously. The Torso Tiger II is a smaller version of the Torso Tiger which is sold through major retailers throughout the world. The Tiger Gym affords the user the ability to do strength training and a non-impact aerobic workout using one machine. The areas affected through the use of the Tiger Gym include the upper and lower body abs, waist, chest, back and shoulders, triceps, biceps and the hamstring gluts and thighs. The Cooking Saddle is a fully netted cotton material implement that can hold up to a 40-pound turkey. The Cooking Saddle is placed under a turkey before it is baked by means of straps, which are raised up over the sides to hold the legs, and wings tucked inside the Cooking Saddle. When the turkey is ready to be removed from the oven, the Cooking Saddle is used to lift the turkey from the cooking pan to the platter. A patent is pending on the Cooking Saddle. The Backstroke Back Massager is a body massager and health care device, which was designed by a doctor of chiropractic medicine. The Backstroke Back Massager provides muscle stimulation and acupressure in the neck, back and torso. The unit is marketed with an adjustable neck support roller and video instruction tape. The Body by Jake Bun & Thigh Rocker enables users to tone hips and thighs and to simultaneously tighten the buttocks area. The Hot Mommies System consists of natural herbal formulas providing the essential nutrients that mothers generally need and lead to higher energy, stress-relief, improved skin, hair and nails, weight loss, and hormonal balance. Hot Mommies products include Essential 3 Formula which contains a weight reducing and balancing formula and a unique herbal formulation to increase body energy. The Hot Mommies System also includes Fat Sweeper, a dietary supplement to be used to reduce the amount of fat absorbed by the body after the consumption of foods that are high in fat. Michael Thurmond's Six Week Body Makeover is a weight loss program customized to users' metabolism and body types.

         PRODUCTS TO BE RELEASED DURING 2001 The Company currently has 30 new products that are in various stages of development, and expects to be able to market approximately 9 new products during the balance of fiscal 2001, pending completion of the supporting infomercials.

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

         On October 30, 2000, the Company entered into an agreement with Modern Health Services along with Natural Science Corporation of America, Inc. to license the rights to market and sell one osteoporosis and prostate products.

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

         On April 5, 2001, Infotopia entered into a Stock Purchase Agreement ("Stock Purchase Agreement") with National Boston Medical, Inc., a Nevada corporation (the "Seller"), to purchase all of the outstanding shares of National Boston Medical, Inc., a Delaware corporation, ("NBMDE") and subsidiary of the Seller. NBMDE's primary asset is Safeshield(R), a germicidal skin protectant, which helps prevent cross-contamination. Infotopia is now marketing and distributing Safeshield(R) in the food service, medical and retail markets through Dermaguard, Inc., Safeshield(R)'s master distributor.

         On April 6, 2001, the Company entered into a strategic alliance with Provida Life Sciences, Inc. ("Provida") to market "Michael Thurmond's Six Week Body Makeover" through a nationwide television advertising campaign. Michael Thurmond's Six-Week Body Makeover is a weight loss program customized to users' metabolism and body types.

         Infotopia develops new products based on ideas that come from a variety of sources, including inventors, suppliers, trade shows, industry conferences, and strategic alliances with various manufacturing and consumer products companies. As of the date of this Registration, the Company has 30 new products that are in various stages of development, and expects to be able to market approximately 9 new products during the balance of fiscal 2001, pending completion of the supporting infomercials.

         ENTREPORT TRANSACTION On June 15, 2001, we entered into a letter of intent with EntrePort Corporation, a corporation traded on the American Stock Exchange, to effect a merger and reorganization transaction. It is contemplated that under this agreement, we would merge our subsidiary, Infotopia Ohio, which has all of our revenue-generating assets, with EntrePort, EntrePort being the surviving entity. EntrePort is to issue to us 15,600,000 units of EntrePort securities, each unit consisting of one share of EntrePort common stock, 1/2 common stock purchase warrant with an exercise price of $5.00 per share, and 1/4 common stock purchase warrant with an exercise price of $10.00 per share. In addition, we are to pay EntrePort $500,000, of which $100,000 relates to reimbursement for EntrePort's counsel's fees in connection with the merger. EntrePort is to issue an aggregate of 1,380,000 similar units to two unrelated third parties, Pali Financial and Cogent Capital Corp. as finders' fees in connection with the merger (on August 13, 2001 Gregory Kofford, a principal of Cogent Capital Corp., was appointed the Company's Chief Financial Officer). The transaction is subject to numerous contingencies, including the approval by EntrePort's shareholders (for which a related preliminary proxy statement has been prepared and filed with the United States Securities and Exchange Commission), and the approval by the American Stock Exchange of the continued listing of the surviving corporation. We cannot predict at this time whether the transaction with EntrePort will be completed, or when such transaction will be completed.

         MODERN INTERACTIVE TECHNOLOGY, On July 19, 2001, we entered into a Proposed Stock Purchase Agreement, Letter of Intent, ("LOI") with Modern Interactive, Inc., a California corporation ("MIT") and Infomercial Management Corporation, a California corporation, ("IMC") and their principals, providing Infotopia with, among other things, an exclusive option (the "Option") to acquire one hundred percent (100%) of the issued and outstanding shares of common stock of IMC and MIT. Should Infotopia exercise the Option and should all conditions to closing of the transaction be satisfied, IMC and MIT will become wholly owned subsidiaries of Infotopia. Closing of the transaction is subject to, among other things, the completion and approval of usual and customary due diligence reviews; execution and delivery of a definitive agreement; an opinion acceptable to Infotopia, IMC and MIT as to the fairness of the purchase price of the transaction. Pending the closing of the transaction, Infotopia, IMC and MIT have agreed to enter into a co-development agreement providing for the joint development of projects. These projects include the acquisition of existing licenses held by IMC and MIT, as well as projects that will be developed together. The LOI provides for rights and ownership of the projects to be allocated among Infotopia, IMC and MIT under circumstances which assumes either the closing or non-closing of the subject stock purchase transaction.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

NET INCOME

Net income for the first six months of 2001 was $2,683,036 or $1.26 per diluted share compared to a loss of ($1,808,290) or ($43.58) per diluted share for the first six months of 2000. The increase in net income and diluted earnings per share was attributed to the Company's commencement of operations and the implementation of a growth strategy to acquire and develop new products and aggressively market those products to the public. These efforts resulted in significantly higher revenue and improvement in the results of operations.

REVENUES

During the first six months of 2001, the Company's net sales were $57,804,587 compared to $708,851 for the first six months of 2000 (an increase of $57,095,736). The increase from the prior year was primarily attributed to the Company's commencement of operations and aggressive marketing efforts.

COST OF SALES

The Company's cost of sales increased $15,851,616 from the comparable period in 2000 to $16,069,126. The increase in the cost of sales was principally associated with the increase in revenues and is reflective of the Company's commencement of operations and expansion efforts from the prior year.

OPERATING EXPENSES

Operating expenses for the first six months of 2001 were $36,075,285 as compared to $2,225,073 for the first six months of 2000 (an increase of $33,850,212). The significant increase in operating expenses was primarily due to greater selling and marketing expenses and to a lesser extent increases in depreciation and amortization expenses and general and administrative costs.

Selling and marketing expenses of $31,785,104 increased $30,873,304 from the comparable period and reflect the concerted efforts of management to promote the Company's products. The Company promotes its products primarily through the purchase of media time and the use of twenty-eight-minute infomercials.

The Company's depreciation and amortization expenses increased $1,629,319 from the comparable period to $1,717,179. This increase was primarily attributed to amortization expenses associated with capitalized licensing agreements.

General and administrative expenses for the first six months of 2001 were $2,573,002 as compared to $1,225,413 for the first six months of 2000 (an increase of $1,347,589). This increase primarily reflects various infrastructure expenses that were incurred to facilitate the Company's expansion in the current and future periods.

INCOME FROM OPERATIONS

The Company's income from operations was $5,660,176 for the six months ended June 30, 2001 as compared with a loss of ($1,733,732) for the six months ended June 30, 2000. The increase in income from operations reflects the strategies implemented by the Company's management team to generate significantly higher revenue and improve the results from operations.

OTHER INCOME AND EXPENSES AND EXTRAORDINARY ITEMS

Other expenses for the six months ended June 30, 2001 consisted primarily of interest expense ($2,977,140) versus $74,558 for the comparable period of 2000. The interest expense recognized by the Company was primarily associated with loans to fund the purchase of media time. In addition, during the first six months of 2001, the Company recognized $866,891 of discount expense due to embedded beneficial conversion features associated with convertible notes.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its working capital requirements through internally generated funds, the sale of shares of its common stock, and proceeds from short-term borrowings, debentures and notes payable. As of June 31, 2001, the Company had working capital (current assets less current liabilities) of $8,480,149 as compared to working capital at December 31, 2000 of $652,262. The increase in the Company's working capital was primarily attributed to increases in accounts receivable ($10, 186,109), prepaid expenses ($4,229,617), subscriptions receivable ($3,925,000) and inventory ($2,571,514), partially offset by increases in license agreements payable ($7,920,211) and media and A/R loans payable ($4,253,433). Although the Company anticipates being able to meet its cash needs during the next six months, it may seek to issue corporate debt or equity securities in the event there are not enough internally generated resources to satisfy the Company's cash needs in order to expand the business. Any debt incurred or issued by the Company may be secured or unsecured, at fixed or variable rates of interest and may be subject to such terms as the Company's board of directors deems prudent. Any sales of equity securities may be at or below current market rates for the Company's common stock. The Company expects any proceeds from such additional credit or sale of securities to be used primarily in the marketing and development of its product lines.

The Company does not believe that its business is subject to seasonal trends. In addition, the Company does not believe that its business is subject to inflationary pressures nor has any such pressures had a significant impact on the Company's results of operations for the period presented. Furthermore, on an ongoing basis, the Company attempts to minimize any effects inflation on its operating results by controlling operating costs, and whenever possible, seeking to ensure product prices reflect increases in costs due to inflation.

NEW ACCOUNTING PRONOUNCEMENTS

No new pronouncements issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants or Securities and Exchange Commission is expected to have a material impact on the Company's financial position or reported results of operations.

Part II. Other Information

Item 1. Legal Proceedings

      On or about June 25, 2001, Registrant filed suit in the State Court of the Commonwealth of Massachusetts against Lycos Terra Network, Inc. and Raging Bull, Inc. The suit seeks the disclosure of the identities of the authors of certain statements Registrant deems defamatory, and, in addition, seeks an injunction enjoining Lycos Terra Network, Inc. and Raging Bull, Inc. from continuing to publish false and defamatory messages. Discovery is continuing in this matter. Registrant cannot predict the ultimate resolution of this proceeding.

      On or about June 27, 2001, Registrant filed suit in the Supreme Court of the State of New York, County of New York, against Greg Giordano, Paul Giordano, First Equity Capital, Inc. and Louis Cimino. Registrant's suit charges such defendants with making libelous, defamatory and slanderous statements. The Supreme Court granted a preliminary injunction, on July 23, 2001, enjoining such defendants from publishing, in any press release or written or oral communications, any false, misleading, libelous, slanderous or defamatory statements or information about the Company, or its officers and/or directors. Registrant cannot predict the ultimate resolution of this proceeding.

Item 2. Changes in Securities and Use of Proceeds

      Effective at the close of business on June 25, 2001, the Registrant effected a 1:200 reverse stock split, without changing the par value of its shares. The transactions below that occurred before such date reflect pre-split shares.

      The following sets forth sales of unregistered securities during the period covered by this Quarterly Report on Form 10-QSB.

      On April 11, 2001, 10,000,000 shares of Infotopia, Inc. common stock were purchased by Thomson Kernaghan at $14.00 per share for $700,000.

      On April 11, 2001, 3,300,000 shares of Infotopia, Inc. common stock were purchased by Thomson Kernaghan at $20.00 per share for $330,000.

      On April 11, 2001, 300,000 shares of Infotopia, Inc. common stock were purchased by

Thomson Kernaghan at $20.00 per share for $30,000.

      On April 11, 2001, 1,276,000 shares of common stock were issued to Altea Investments Ltd. for $255,200.

      On April 11, 2001, 10,371,428 shares of common stock were issued to Altea Investments Ltd. upon conversion of a promissory note in the principal amount of $600,000 and exercise of a warrant to purchase an additional 1,800,000 shares of common stock.

      On April 11, 2001, 19,200,000 shares were issued to Classic Art Forms, Ltd. for $600,000.

      On June 29, 2001, options in an aggregate of 7,500,000 shares of Infotopia, Inc. common stock were issued to certain officers, pursuant to employment agreements. On July 10, 2001, 2,805,756 shares were returned to the Company in a cashless exercise, at $1.04 per share, for the remaining 4,694,244 shares.

      By private placement memoranda dated June 1, June 25, and July 13, 2001 (as amended), an aggregate of 6,503,124 shares of Infotopia, Inc. common stock was sold to Thomson Kernaghan, for an aggregate consideration of $6,682,346.

      In a private placement on or about August 3, 2001, Registrant sold a $1,000,000 secured convertible debenture, convertible into common stock at prices tied to prevailing quotations for Registrant's common stock, and warrants to purchase 500,000 shares of common stock, at prices tied to prevailing quotations for Registrant's common stock, to Sea Spray Holdings, Ltd., for an aggregate sum of $1,000,000.

Item 3. Defaults Upon Senior Securities

      There were no defaults upon the senior securities of the Registrant during the period covered by this Quarterly Report on Form 10-QSB.

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the period covered by this Quarterly Report on Form 10-QSB. An Information Statement on Form 14C was filed with the United States Securities and Exchange Commission on April 6, 2001.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

      Reference is made to Registrant's Current Report on Form 8-K, dated July 27, 2001, which includes a copy of that certain Letter of Intent entered into by and among the Registrant and Infomerical Management Corporation et alia.

(B) Reports on Form 8-K

      On July 27, 2001, Registrant filed a Current Report on Form 8-K, relating to that certain Letter of Intent entered into by and among the Registrant and Infomerical Management Corporation et alia.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOTOPIA, INC.


By: /s/ Daniel Hoyng
    ----------------------------------------
    Daniel Hoyng, Chief Executive Officer


By: /s/ Gregory Kofford
    ----------------------------------------
    Gregory Kofford, Chief Financial Officer







Dated: August 13, 2001