Form 10QSB/A
period 2001-06-30
INFOTOPIA INC
filed 2001-08-16
CIK 1066759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-QSB/A
           QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE
                                      1934
                           ACT REPORTING REQUIREMENTS

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

Part I. Financial Information

Item 1. Financial Statements

                         INFOTOPIA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                       At                 At
                                                                 June 30, 2001    December 31, 2000
                                                                 -------------    -----------------
                                                                  (Unaudited)
CURRENT ASSETS
       Cash and cash equivalents                                  $ 1,428,332        $   787,150
       Accounts receivable - net of $680,026 and $141,538          11,120,501            934,392
       Inventory                                                    2,990,203            418,689
       Loans Receivable                                               700,000                 --
       Subscription Receivable                                      2,100,000                 --
       Prepaid expenses and other current assets                    3,605,168            268,051
       Employee Advances                                               78,555             65,485
       Investments in marketable securities, at fair value             48,000            174,000
                                                                  -----------        -----------
            Total current assets                                   22,070,759          2,647,767


PROPERTY AND EQUIPMENT, less
       accumulated depreciation
       of $300,878 and $ 255,383                                      422,177            239,773

CAPITALIZED PRODUCTION COSTS, less
       accumulated amortization of  $-39,453- and $-0-              1,475,766            690,475

OTHER ASSETS
       Licenses and other intangibles, less accumulated
         amortization of $1,951,201 and $318,970                   16,093,942          2,415,307
       Loans Receivable - Related Parties,
         net of current portion                                     2,386,547                 --
       Deposits                                                     1,582,286            212,143
                                                                  -----------        -----------
            TOTAL ASSETS                                          $44,031,477        $ 6,205,465
                                                                  ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

\                         INFOTOPIA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                       At                At
                                                                 June 30, 2001    December 31, 2000
                                                                 -------------    -----------------
                                                                   (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Accounts payable and accrued expenses                      $  1,602,183         $  1,798,620
       Due to Employees                                                     --              108,723
       Debentures                                                           --               50,000
       Short Term Notes Payable to Stockholders                        594,090                   --
       License Agreements Payable                                    7,920,211                   --
       Media & A/R Loans Payable                                     4,253,433                   --
       Bank Loans                                                    2,206,178                   --
       Deferred Revenue                                              1,968,563               38,162
                                                                  ------------         ------------
            Total Current Liabilities                               18,544,658            1,995,505
                                                                  ------------         ------------

LONG-TERM LIABILITIES
       Convertible Debenture                                                --              600,000
                                                                  ------------         ------------
         TOTAL LIABILITIES                                          18,544,658            2,595,505
                                                                  ------------         ------------
STOCKHOLDERS' EQUITY
       Common stock: $.001 par value, 500,000,000
         shares authorized; shares issued and outstanding:
         7,168,095 (post 1:200 reverse split) at 6/30/01
         and 172,236,005 at 12/31/00                                     7,168              172,236

       Additional paid-in-capital                                   61,817,646           41,440,254

       Accumulated deficit                                         (35,343,495)         (38,026,530)
       Unrealized gain/(loss) on marketable securities                (102,000)              24,000
       Deferred Compensation                                          (892,500)                  --
                                                                  ------------         ------------
       Total stockholders' equity                                   25,486,819            3,609,960
                                                                  ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 44,031,477         $  6,205,465
                                                                  ============         ============

The accompanying notes are an integral part of these consolidated financial statements.

                         INFOTOPIA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                For the three months ended               For the six months ended
                                                         June 30,                                 June 30,
                                            ------------------------------------     -----------------------------------
                                                2001                    2000                 2001               2000
                                            --------------       ---------------     ----------------      -------------
REVENUE
       Sales (Gross)                        $ 37,528,764          $      729,884        $  60,347,209            729,884
       Less: Sales Returns and
               Allowances                      1,569,599                  21,033            2,542,622             21,033
                                            ------------          --------------        -------------      -------------
            Net Sales                         35,959,165                 708,851           57,804,587            708,851

COST OF SALES                                  9,850,560                 217,510           16,069,126            217,510
                                            ------------          --------------        -------------      -------------
GROSS PROFIT                                  26,108,605                 491,341           41,735,461            491,341
                                            ------------          --------------        -------------      -------------
OPERATING EXPENSES
       General and administrative              1,401,121               1,224,385            2,573,002          1,225,413
       Selling and marketing                  20,849,857                 911,800           31,785,104            911,800
       Depreciation and amortization             849,397                  87,860            1,717,179             87,860
                                            ------------          --------------        -------------      -------------
            Total operating expenses          23,100,375               2,224,045           36,075,285          2,225,073
                                            ------------          --------------        -------------      -------------

INCOME (LOSS) FROM OPERATIONS                  3,008,230              (1,732,704)           5,660,176         (1,733,732)

OTHER EXPENSES
       Interest expense                        1,408,455                  74,558            2,110,249             74,558
       Discount expense                           80,000                      --              866,891                 --
                                            ------------          --------------        -------------      -------------
            Total other expenses               1,488,455                  74,558            2,977,140             74,558
                                            ------------          --------------        -------------      -------------

INCOME (LOSS) BEFORE INCOME TAXES              1,519,775              (1,807,262)           2,683,036         (1,808,290)

INCOME TAXES                                          --                      --                   --                 --
                                            ------------          --------------        -------------      -------------
NET INCOME (LOSS)                           $  1,519,775          $   (1,807,262)       $   2,683,036         (1,808,290)
                                            ============          ==============        =============      =============

Earnings (Loss) per share:
     Basic                                  $       0.52          $       (21.90)       $        1.39             (43.58)
                                            ============          ==============         ============      =============
     Diluted                                $       0.47          $       (21.90)       $        1.26             (43.58)
                                            ============          ==============        =============      =============
Weighted Average Shares Outstanding:
     Basic                                     2,908,794                  82,531            1,932,835             41,493
                                            ============          ==============         ============      =============
     Diluted                                   3,260,871                  82,531            2,121,448             41,493
                                            ============          ==============         ============      =============


The accompanying notes are an integral part of these consolidated financial statements.

                         INFOTOPIA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                    UNAUDITED

                                                                           At                   At
                                                                     June 30, 2001        June 30, 2000
                                                                     -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                    $  2,683,036         $ (1,808,290)
     Adjustments to reconcile net income to net cash
       provided by (used in ) operating activities
        Bad Debt and sales returns                                        538,488              110,335
        Non-Cash Interest                                                 866,891                  -
        Depreciation and amortization                                   1,717,179              676,457
        Issuance of stock for compensation                              1,020,000                  -
        Issuance of stock for consulting and legal services             1,160,000                  -
        Issuance of stock for purchase of license                         797,301                  -
        Issuance of stock for deferred compensation                       770,550                  -
Changes in assets and liabilities
        Accounts receivable - trade                                   (10,724,596)             (53,841)
        Subscriptions receivable                                       (2,100,000)                 -
        Inventory                                                      (2,571,514)            (506,659)
        Loans Receivable                                               (3,086,547)                 -
        Prepaid Expenses                                               (4,229,617)          (1,305,642)
        Accounts payable and accrued expenses                            (196,437)           3,276,783
        License agreements payable                                      7,920,211                  -
        Deferred Revenue                                                1,930,400                  -
        Deposits                                                       (1,370,143)              81,301
        Change in other assets and liabilities                           (127,796)             (33,977)
                                                                     ------------         ------------
Net cash used in operating activities                                  (5,002,594)             436,467
                                                                     ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                  (227,899)            (544,584)
     Capitalized Production Costs                                        (824,744)            (745,286)
     Licenses and other intangibles                                   (15,310,866)          (1,537,277)
                                                                     ------------         ------------
Net Cash used in investing activities                                 (16,363,509)          (2,827,147)
                                                                     ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of debt                                     8,253,701            2,007,835
     Payments on debt                                                     (50,000)             679,665
     Sale of common stock                                              13,803,584                6,016
                                                                     ------------         ------------
Net cash provided by financing activities                              22,007,285            2,693,516
                                                                     ------------         ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 641,182              302,836

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                             787,150                  -
                                                                     ------------         ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                              $  1,428,332         $    302,836
                                                                     ============         ============

SUPPLEMENTAL INFORMATION:
        Interest paid                                                $        -           $        -
                                                                     ============         ============
        Income taxes paid                                            $        -           $        -
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

      l)    Intangibles

            Intangible consist of goodwill and license costs. Goodwill represents costs in excess of net assets acquired in connection with businesses acquired. Goodwill is amortized over 5 years. License costs are being amortized over the lives of the license agreements.

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

      q) In July 2001 the FASB issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill And Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used to account for all business combinations entered into after June 30, 2001. SFAS 142 requires that goodwill and other intangible assets with indefinite lives be tested for impairment annually and not be subjected to amortization. The provisions of SFAS 142 will apply to us beginning January 1, 2002. The amortization of goodwill reduced our net income by $29,341 for the six months ended June 30, 2001. We have not quantified the impact of adopting other provisions of these standards.

NOTE 2 - PREPAID EXPENSES

            Prepaid expenses are summarized as follows:

                                                                             Jun 30, 2001
                                                                             ------------
            Legal and professional services                                  $  1,210,163
            Prepayment for Media                                                1,223,494
            Advertising                                                           957,499
            Prepayment for Insurance                                              138,881
            Prepayment for Rent                                                    45,000
            Prepayment for Leases                                                  25,011
            Prepayment for inventory                                         $      5,120
                                                                             ------------

              Total prepaid expenses and other current assets                $  3,605,168
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
                                                   ===========

            Amortization expense for the quarter ended June 30, 2001 was $782,405 and $1,632,231 for the six months ended June 30, 2001.

NOTE 7 - ACCOUNTS PAYABLE

            Accounts payable and accrued expenses consist of the following:

                                                      Jun 30, 2001
                                                      ------------
            Accrued liabilities - product               $  627,085
            Sales Tax Payable                              546,998
            Accounts payable - regular trade               239,269
            Accrued liabilities - regular trade            188,831
                                                        ----------
              Total                                     $1,602,183
                                                        ==========


NOTE 8 - LICENSE AGREEMENT PAYABLES

            License agreement payable at June 30, 2001 are summarized as follows:

            Bun & Thigh                               $4,727,765
            Total Tiger                                3,192,446
                                                      ----------
              Total license agreement payables        $7,920,221
                                                      ==========


NOTE 9 - DEFERRED REVENUE

            Deferred revenues at June 30, 2001 is summarized as follows:

            Bun & Thigh                     $  879,450
            Provida                            506,301
            Total Tiger                        497,309
            Medicus                             85,503
                                            ----------
              Total Deferred Revenue        $1,968,563
                                            ==========

NOTE 10 - DEFERRED COMPENSATION

            On April 11, 2001, the Company issued 50,000 shares of Common Stock to certain employees, valued at $1,020,000 as deferred compensation, which will be recognized over the next two years. At June 30, 2001, the remaining deferred compensation balance was $892,500.

NOTE 11 - RELATED PARTY TRANSACTIONS

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

NOTE 12 - INCOME TAXES

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

NOTE 14 - CAPITAL STOCK

            On June 25, 2001, the Company effected a 1:200 reverse split of its common stock without changing the par value thereof.

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


NOTE 15 - SUBSEQUENT EVENTS

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

            On August 3, 2001, Sea Spray Holdings, Ltd. purchased a convertible debenture, secured by substantially all of our assets in the principal amount of $1,000,000, and warrants to purchase up to 500,000 shares of our common stock. Forms of such debenture and warrant have been filed as part of this Registration Statement. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933.

            On August 7, 2001, the Company entered into an investor relations contract with Rubin Investment Group, Inc., which called for compensation, among other things, of 300,000 shares of common stock, warrants to buy 1,000,000 shares at $1 per share, and warrants to buy 500,000 shares at $1.50 per share.

            On August 9, 2001, the Company issued an aggregate of 976,992 shares of common stock, in satisfaction of certain debts with an aggregate amount of $996,532 relating to expenses incurred by Daniel Hoyng, Ernest Zavoral and Marek Lozowicki on behalf of the Company.

            On August 13, 2001, the Company issued an additional 100,000 shares of common stock for legal expenses valued at $113,000.

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

OTHER INCOME AND EXPENSES AND EXTRAORDINARY ITEMS

Other expenses for the six months ended June 30, 2001 consisted primarily of interest expense $2,977,140 versus $74,558 for the comparable period of 2000. The interest expense recognized by the Company was primarily associated with loans to fund the purchase of media time. In addition, during the first six months of 2001, the Company recognized $866,891 of discount expense due to embedded beneficial conversion features associated with convertible notes.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its working capital requirements through internally generated funds, the sale of shares of its common stock, and proceeds from short-term borrowings, debentures and notes payable. As of June 31, 2001, the Company had working capital (current assets less current liabilities) of $3,526,101 as compared to working capital at December 31, 2000 of $652,262. The increase in the Company's working capital was primarily attributed to increases in accounts receivable ($10, 186,109), prepaid expenses ($3,337,117), subscriptions receivable ($2,100,000) and inventory ($2,571,514), partially offset by increases in license agreements payable ($7,920,211) and media and A/R loans payable ($4,253,433). Although the Company anticipates being able to meet its cash needs during the next six months, it may seek to issue corporate debt or equity securities in the event there are not enough internally generated resources to satisfy the Company's cash needs in order to expand the business. Any debt incurred or issued by the Company may be secured or unsecured, at fixed or variable rates of interest and may be subject to such terms as the Company's board of directors deems prudent. Any sales of equity securities may be at or below current market rates for the Company's common stock. The Company expects any proceeds from such additional credit or sale of securities to be used primarily in the marketing and development of its product lines.

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

      For sales of securities and issuances of securities between July 1, 2001 and August 13, 2001, please refer to Note 15 to the financial statements herein.

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







Dated: August 16, 2001