Form 10QSB/A
period 2001-06-30
INFOTOPIA INC
filed 2001-08-22
CIK 1066759

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

NOTE 11 - RELATED PARTY TRANSACTIONS

     The transactions set forth herein do not include compensation or benefits as provided in the employment agreements of the Officers and Directors of the Company. In addition, all common share amounts provided herein reflect the 1:200 reverse split effected by the Company on June 21, 2001.

     From April 26, 2000, through September 13, 2000, the Company issued 6,750 common shares to Clinton Smith on behalf of the Law Firm of Roby and Smith for legal services provided. The aggregate value of the shares issued was $192,190.

     On September 14, 2000, the Company distributed to Thomson Kernaghan 6.5 million common shares with a value of $3,250,000 as settlement of certain debts assumed by the Company as part of the share exchange agreement with National Boston Medical.

     On January 3, 2001, the Company borrowed $100,000 from Ernest Zavoral in the form of a short-term convertible note bearing interest at a rate of 20%. The principal amount of this note was repaid in cash on April 19, 2001. The interest for this note of $5,808 was repaid by a distribution of 5,694 shares of the Company's common stock on August 9, 2001. This borrowing provided operating capital to the Company.

     On January 3, 2001, the Company borrowed $100,000 from Daniel Hoyng in the form of a short-term convertible note bearing interest at a rate of 20%. The principal amount of this note was repaid in cash on June 6, 2001. This borrowing provided operating capital to the Company.

     On January 4, 2001, Thomson Kernaghan converted a convertible note of $600,000 into 72,000 shares of the Company's common stock.

     On February 14, 2001, the Company borrowed $166,667 from Ernest Zavoral in the form of a media funding agreement bearing interest at a rate of 2% per week. The purpose of this borrowing was to provide the Company with capital to buy media time for the airing of infomercials. The interest rate was based on current industry standards. This agreement was repaid by a distribution of a 235,294 shares of the Company's common stock on August 9, 2001. The value of the shares distributed was $240,000.

     On February 14, 2001, the Company borrowed $166,667 from Marek Lozowicki in the form of a media funding agreement bearing interest at a rate of 2% per week. The purpose of this borrowing was to provide the Company with capital to buy media time for the airing of infomercials. The interest rate was based on current industry standards. This agreement was repaid by a payment of $7,784 and a distribution of a 227,663 shares of the Company's common stock on August 9, 2001. The value of the shares distributed was $232,216.

     On February 14, 2001, the Company borrowed $186,667 from Daniel Hoyng in the form of a media funding agreement bearing interest at a rate of 2% per week. The purpose of this borrowing was to provide the Company with capital to buy media time for the airing of infomercials. The interest rate was based on current industry standards. The principal amount of this agreement was repaid on May 11, 2001.

     On February 28, 2001, Thomson Kernaghan purchased 2.0 million shares of the Company's preferred series B stock for $2.8 million. These shares were subsequently converted into 200,000 shares of the Company's common stock on April 11,2001.

     On April 11, 2001, the Company loaned $525,554 to Marek Lozowicki. This loan was repaid to the Company on July 10, 2001 by a return of 189,048 of the Company's common shares, which were returned to treasury stock. The price per share of the shares returned was $2.78. The purpose of this loan was to provide such officer with funds to exercise certain options.

     On April 11, 2001, the Company loaned $694,174 to Ernest Zavoral. This loan was repaid to the Company on July 10, 2001 by a return of 249,703 of the Company's common shares, which were returned to treasury stock. The price per share of the shares returned was $2.78. The purpose of this loan was to provide such officer with funds to exercise certain options.

     On April 11, 2001, the Company loaned $852,528 to Daniel Hoyng. This loan was repaid to the Company on July 10, 2001 by a return of 306,665 of the Company's common shares, which were returned to treasury stock. The price per share of the shares returned was $2.78. The purpose of this loan was to provide such officer with funds to exercise certain options.

     On April 11, 2001, the Company loaned $79,005 to Clinton Smith. This loan was repaid to the Company on July 10, 2001 by a return of 28,419 of the Company's common shares, which were returned to treasury stock. The price per share of the shares returned was $2.78. The purpose of this loan was to provide such officer with funds to exercise certain options.

     On May 29, 2001, Ernest Zavoral provided to KMI, Inc. 55,000 shares of Infotopia, Inc. common shares from his personal holdings as payment for investor relation services to be provided to the Company. The value of the shares distributed to KMI, Inc. was $308,000. As repayment of the amount incurred on behalf of the Company, Mr. Zavoral was paid $165,000 on June 9, 2001 and $100,000 on June 19, 2001. On August 9, 2001, the Company distributed 42,157 shares of common stock as payment of the remaining $43,000 owed to him.

     On June 11, 2001, the Company entered into an advertising agreement with the Financial Broadband Network (FBN), which calls for commitments on the part of the Company greater than $50,000. FBN is owned by two entities of which Mark Valentine, Chairman of Thomson Kernaghan, is the President.

     On June 29, 2001 the Company issued 25,000 common shares to Cogent Capital for certain consulting services. The value of these shares was $80,000. Gregory Kofford, a principal of Cogent Capital, was appointed as the Company's Chief Financial Officer on August 13, 2001.

     On August 9, 2001, the Company issued Daniel Hoyng 352,941 common shares as repayment for various production and other costs he incurred on behalf of the Company. The value of the shares issued to Mr. Hoyng was $360,000.

     On August 9, 2001, the Company distributed to Ernest Zavoral 58,503 shares of the Company's common stock for various expenses totaling $59,673 that were incurred on behalf of the Company.

     From September 14, 2000 through August 17, 2001, the Company has entered into various common stock subscription agreements with Thomson Kernaghan. The aggregate amount of common shares included in these agreements was 6,674,874. The total value received by the Company pursuant to these agreements was $10,669,496.


     The following tables list the outstanding loans receivable balances from related parties and the short term notes payable to stockholders balances as of June 30, 2001. Note, loans receivable -- related parties from "other" employees are not to officers or directors of the company.

LOANS RECEIVABLE -- RELATED PARTIES

EMPLOYEE                                            AMOUNT
Daniel Hoyng                                     $  852,528
Ernest Zavoral                                      694,174
Marek Lozowicki                                     525,554
Clinton Smith                                        79,005
Other Employees                                     235,226
                                                 -----------
   Total                                         $2,386,547
                                                 ===========

SHORT TERM NOTE PAYABLES TO STOCKHOLDERS

EMPLOYEE                                          AMOUNT
Ernest Zavoral                                   $278,809
Marek Lozowicki                                   272,217
Daniel Hoyng                                       43,064
                                                 -----------
   Total                                         $594,090
                                                 ===========

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

RESULTS OF OPERATION FOR THE TEN MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE TEN MONTHS ENDED DECEMBER 31, 1999.

  Revenues

     During the ten months ended December 31, 2000, Registrant's net sales were $9,135,411, as compared to $0 during the comparable period in 1999, representing an increase of $9,135,411, and an infinite percentage. The increase during the year was primarily attributable to the Registrant's commencement of operations, and

The following tables list the outstanding loans receivable balances from related parties and the short term notes payable to stockholders balances as of June 30, 2001. Note, loans receivable - related parties from "other" employees are not to officers or directors of the company.

LOANS RECEIVABLE - RELATED PARTIES

EMPLOYEE                     AMOUNT
Daniel Hoyng                 $  852,528
Ernest Zavoral                  694,174
Marck Lozowicki                 525,554
Clinton Smith                    79,005
Other Employees                 235,226
                             ----------
  Total                      $2,386,547
                             ==========




SHORT TERM NOTE PAYABLES TO STOCKHOLDERS


EMPLOYEE         AMOUNT

Ernest Zavoral   $278,809
Marek Lozowicki   272,217
Daniel Hoyng       43,064
                 --------
 Total           $594,090
                 ========




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







Dated: August 22, 2001