Form 10KSB/A
period 2000-12-31
INFOTOPIA INC
filed 2001-10-02
CIK 1066759

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

RESULTS OF OPERATION FOR THE TEN MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE EIGHT MONTHS ENDED FEBRUARY 29, 2000 AND THE YEAR ENDED JUNE 30, 1999

REVENUES

During the ten months ended December 31, 2000 the Registrant's net sales were $9,135,411, an increase of $6,769,394 in comparison to the eight-month period ended February 29, 2000 (net sales of $2,366,017) and an increase of $6,876,501 in comparison to the year ended June 30, 1999 (net sales of $2,258,910). This increase was primarily attributed to the success of the Registrant's Torso Tiger product and reflects the Registrant's increased selling and marketing efforts to expand its business. Revenues for the periods ended February 29, 2000 and June 30, 1999 were primarily attributed the Registrant's Backstroke product.

COST OF SALES

The Registrant's cost of sales increased to $3,368,601 for the ten-month period ended December 31, 2000, in comparison to $1,182,805 for the eight-month period ended February 29, 2000 (an increase of $2,185,796) and $759,842 from the year ended June 30, 1999 (an increase of $2,608,759). This increase in the Registrant's cost of sales was principally associated with the increase in sales, and a change in the cost structure of the product mix offered by the Registrant.

OPERATING EXPENSES

Operating expenses for the ten months ended December 31, 2000, were $30,176,358 versus $7,192,885 for the eight-month period ended February 29, 2000 and $6,408,664 for the year ended June 30, 1999. The increase in operating expenses was primarily attributed to significant increases in general and administrative expenses and selling and marketing expenses. In addition, operating expenses for the ten-month period ended December 31, 2000 included an impairment charge of $2,006,661.

General and administrative expenses for the ten-month period ended December
31, 2000 were $22,149,646 and represented an increase of $17,131,106 in comparison to the eight-month period ended February 29, 2000 and an increase of $18,379,014 in comparison to the year ended June 30, 1999. The significant increase during the ten months ended December 31, 2000 primarily reflects the costs incurred by the Registrant to commence operations as a public entity and includes significant fees paid to accountants, attorneys and consultants for SEC related matters and filings, patent and trademark services, product development costs and capital acquisition costs (an aggregate amount of approximately $16.7 million for the current period). In addition, current period expenses include approximately $3.3 million for the settlement of potential royalties that were assumed from National Boston Medical, Inc. in the acquisition by Dr. Abravanel's Formula. Salary and benefit expense for the current period was $937,010 compared to

$1,127,624 for the eight months ended February 29, 2000 and $1,128,250 for the year ended June 30, 1999.

For the ten-months ended December 31, 2000 selling and marketing expenses were $5,803,977 compared to $1,923,185 for the period ended February 29, 2000 and $2,402,304 for the year ended June 30, 1999. This increase was primarily due to the Registrant's development of selling materials and increased sales efforts primarily through the purchase of media time and the use infomercials. Media expense for the current period was $3,736,476 versus $1,461,059 for the period ended February 29, 2000 and $1,813,415 for the period ended June 30, 1999.

The Registrant recorded impairment expense of $2,006,661 in the current period versus $0 for the other periods presented. The impairment loss recorded by the Registrant was due to the write-off of $1,506,661 for certain capitalized licensing rights and production costs and the write-off of a $500,000 loan receivable from National Boston Medical, due the uncertainty of recoverability given the borrower's filing for protection under Title 11 of the United States Code.

LOSS FROM OPERATIONS

The Registrant had a loss from operations of $24,409,548 for the ten months ended December 31, 2000 as compared with losses of $6,009,673 for the eight months ended February 29, 2000 and $4,909,596 for the year ended June 30, 1999. The increase in the Registrant's loss from operations was primarily attributable to the increase in general and administrative expenses and the costs incurred to begin operations as a public entity and the increase in selling and marketing expenses. The Registrant expects its investment in building the infrastructure of the business and the development of new products will result in the improvement of results from operations.

OTHER INCOME AND (EXPENSE)

Other income and expense for the ten months ended December 31, 2000 was a net expense of $2,325,685 compared to net expenses of $229,643 for the eight-month period ended February 29, 2000 and $106,240 for the year ended June 30, 1999. The significant increase from the prior periods was primarily due to interest expense and impairment losses.

For the ten months ended December 31, 2000, the Registrant recorded interest expense of $1,877,620. Of this amount, $1,778,689 was attributed to discount expense that was recorded due to a beneficial conversion feature associated with the conversion of convertible notes. Interest expense was $229,723 and $106,240, for the eight months ended February 29, 2000 and for the year ended June 30, 1999, respectively.

During the ten months ended December 31, 2000, the Registrant recorded an impairment loss of $444,444 and a loss on the disposal of assets of $29,583. No such items were recorded in the previous periods presented. The impairment loss recorded by the

Registrant was attributed to the write off of an investment in shares of National Boston Medical common stock. Nation Boston Medical filed for protection under Title 11 of the United States Code.

For the ten months ended December 30, 2000, the Registrant recorded interest income of $9,205 and miscellaneous other income of $16,757. No such items were recorded in the previous periods presented.

NET LOSS

For the ten months ended December 31, 2000, the Registrant had a net loss before income taxes of $26,735,233 as compared with loses of $6,239,396 for the eight months ended February 29, 2000 and $5,015,836 for the year ended June 30, 1999. The increase in the Registrant's net loss was primarily attributed to the significant expenses incurred to initiate operations as a public entity and expand its product line and the marketing of its product line.

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Registrant has financed its working capital requirements through internally generated funds, the sale of shares of its common stock, and proceeds from short-term bank borrowings, convertible debentures, and notes payable. As of December 31, 2000, the Registrant had working capital (current assets less current liabilities) of $652,262. The Registrant may seek to issue corporate debt or equity securities in order to satisfy its cash needs for the coming year. Any debt incurred or issued by the Registrant may be secured or unsecured, at fixed or variable rate interest and may be subject to such terms as the board of directors of the Registrant deem prudent. Sales of equity securities may be at or below current market rates for the Registrant's common stock. The Registrant expects any proceeds from such additional credit or sale of securities to be used primarily in the marketing and development of its product line. No assurance can be given that the Registrant will be successful in generating sufficient capital from new borrowings or from the sale of its securities to adequately fund its liquidity needs.

The Registrant does not believe that its business is subject to seasonal trends.

The Registrant does not believe that inflation had a significant impact on the results of operations for the periods presented. On an ongoing basis, the Registant attempts to minimize any effects of inflation on its operating results by controlling operating costs, and, whenever possible, seeking to insure that product price rates reflect increases in costs due to inflation.

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

Dated: October 2, 2001

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

                         INFOTOPIA, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

                         INFOTOPIA, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000






                                 C O N T E N T S

                                                                   PAGE
                                                                   ----
INDEPENDENT AUDITORS' REPORT                                         1


CONSOLIDATED BALANCE SHEET                                           2


CONSOLIDATED STATEMENTS OF OPERATIONS                                3


CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS                        4


CONSOLIDATED STATEMENTS OF CASH FLOWS                              5 - 7


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                       8


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         9 - 26

                          INDEPENDENT AUDITORS' REPORT


TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF
 INFOTOPIA, INC. AND SUBSIDIARY


We have audited the accompanying consolidated balance sheet of INFOTOPIA, INC. AND SUBSIDIARY as of December 31, 2000, and the consolidated statements of operations, comprehensive loss, cash flows and stockholders' equity for the ten months ended December 31, 2000, the eight months ended February 29, 2000 and the year ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of INFOTOPIA, INC. AND SUBSIDIARY as of December 31, 2000, and the consolidated results of its operations and cash flows for the ten months ended December 31, 2000, the eight months ended February 29, 2000 and the year ended June 30, 1999, in conformity with accounting principles generally accepted in the United States of America.

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



                              MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                              Certified Public Accountants

New York, New York
February 20, 2001

                         INFOTOPIA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000


  ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                        $    787,150
  Accounts receivable, net of allowance for
    doubtful accounts and customer returns of $218,254                  934,392
  Inventory                                                             418,689
  Prepaid expenses and other current assets                             268,051
  Employee advances                                                      65,485
  Investments in marketable securities, at fair value                   174,000
                                                                   ------------
      Total current assets                                            2,647,767

PROPERTY AND EQUIPMENT, less
  accumulated depreciation of $255,383                                  239,773

CAPITALIZED PRODUCTION COSTS, less
  accumulated amortization of $-0-                                      690,475

OTHER ASSETS
  Licenses and other intangibles, less
    accumulated amortization of $318,970                              2,415,307
  Deposits                                                              212,143
                                                                   ------------

  TOTAL ASSETS                                                     $  6,205,465
                                                                   ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $  1,798,620
  Due to employees                                                      108,723
  Convertible debenture                                                  50,000
  Deferred revenue                                                       38,162
                                                                   ------------
   Total current liabilities                                          1,995,505

LONG-TERM LIABILITIES
  Convertible debenture                                                 600,000
                                                                   ------------

     TOTAL LIABILITIES                                                2,595,505
                                                                   ------------

COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 190,000,000 shares
    authorized; 172,236,005 shares issued and outstanding               172,236
  Additional paid-in-capital                                         41,440,254
  Accumulated deficit                                               (38,026,530)
  Unrealized gain on marketable securities                               24,000
                                                                   ------------
     Total stockholders' equity                                       3,609,960
                                                                   ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  6,205,465
                                                                   ============


The accompanying notes are an integral part of these consolidated financial statements.

                         INFOTOPIA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Ten Months            Eight Months             Year
                                                           Ended                 Ended                 Ended
                                                        December 31,           February 29,           June 30,
                                                            2000                  2000                  1999
                                                       -------------           -----------           -----------
REVENUE
  Sales, net of returns and allowances
   of $64,889, $345,205 and $185,715                   $   9,135,411           $ 2,366,017           $ 2,258,910

COST OF SALES                                              3,368,601             1,182,805               759,842
                                                       -------------           -----------           -----------

GROSS PROFIT                                               5,766,810             1,183,212             1,499,068
                                                       -------------           -----------           -----------


OPERATING EXPENSES
  Selling and marketing                                    5,803,977             1,923,185             2,402,304
  General and administrative                              22,149,646             5,018,540             3,770,632
  Impairment expense                                       2,006,661                    --                    --
  Depreciation and amortization                              216,074               251,160               235,728
                                                       -------------           -----------           -----------
   Total operating expenses                               30,176,358             7,192,885             6,408,664
                                                       -------------           -----------           -----------

LOSS FROM OPERATIONS                                     (24,409,548)           (6,009,673)           (4,909,596)
                                                       -------------           -----------           -----------

OTHER INCOME (EXPENSE)
  Interest income                                              9,205                    --                    --
  Other income                                                16,757                    --                    --
  Interest expense                                        (1,877,620)             (229,723)             (106,240)
  Impairment of available-for-sale securities               (444,444)                   --                    --
  Loss on disposal of assets                                 (29,583)                   --                    --
                                                       -------------           -----------           -----------
   Total other income (expense)                           (2,325,685)             (229,673)             (106,240)
                                                       -------------           -----------           -----------

LOSS FROM OPERATIONS BEFORE
 INCOME TAXES                                            (26,735,233)           (6,239,396)           (5,015,836)

INCOME TAXES                                                      --                    --                    --
                                                       -------------           -----------           -----------

NET LOSS                                               $ (26,735,233)          $(6,239,396)          $(5,015,836)
                                                       =============           ===========           ===========

LOSS PER SHARE:
      Basic and diluted                                $        (.25)          $      (.76)          $      (.61)
                                                       =============           ===========           ===========

WEIGHTED AVERAGE COMMON SHARES:
      Basic and diluted                                  105,490,686             8,167,387             8,167,387
                                                       =============           ===========           ===========


The accompanying notes are an integral part of these consolidated financial statements.

                             INFOTOPIA, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS



                                                        Ten Months            Eight Months             Year
                                                           Ended                 Ended                 Ended
                                                        December 31,           February 29,           June 30,
                                                            2000                  2000                  1999
                                                       -------------           -----------           -----------
NET LOSS                                                $(26,735,233)          $(6,239,396)          $(5,015,836)

OTHER COMPREHENSIVE LOSS
Unrealized gain on marketable securities                      24,000                    --                    --
                                                       -------------           -----------           -----------
COMPREHENSIVE LOSS                                     $ (26,711,233)          $(6,239,396)          $(5,015,836)
                                                       =============           ===========           ===========



The accompanying notes are an integral part of these consolidated financial statements.

                         INFOTOPIA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Ten Months            Eight Months              Year
                                                                  Ended                  Ended                  Ended
                                                                December 31,           February 29,           June 30,
                                                                    2000                  2000                  1999
                                                                ------------           -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                     $(26,735,233)          $(6,239,396)          $(5,015,836)
      Adjustments to reconcile net loss to net cash
        used in operating activities
        Bad debt and sales returns                                   218,254                    --                    --
        Loss on sale of assets                                        29,583                    --                    --
        Unrealized loss on marketable securities                     444,444                    --                    --
        Settlement expenses                                        3,382,428                    --                    --
        Depreciation and amortization                                216,074               251,160               235,728
        Asset impairment loss                                      2,006,661                    --                    --
        Issuance of stock for compensation                             4,318                    --                    --
        Issuance of stock options, less
         deferred compensation                                       462,049                    --                    --
        Stock issued for consulting and legal services            16,209,236                    --                    --
   Changes in assets and liabilities
        Accounts receivable -- trade                              (1,121,856)              (30,790)                   --
        Inventory                                                   (223,158)             (195,530)                   --
        Prepaid expenses                                             456,180              (724,231)                   --
        Other assets                                                (212,143)                   --                    --
        Accounts payable and accrued expenses                     (1,588,216)            3,395,994                    --
        Due to employees                                             (16,714)                   --                    --
        Deferred revenue                                            (593,139)              631,301                    --
        Other                                                        263,613                                          --
                                                                ------------           -----------           -----------
Net cash used in operating activities                             (6,797,619)           (2,911,492)           (4,780,108)
                                                                ------------           -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                               (158,001)             (295,564)              (91,020)
   Marketable securities                                            (250,000)                   --                    --
   Note receivable, affiliate                                       (500,000)                   --                    --
   Capitalized production cost                                            --              (711,903)                   --
   Licenses and other intangibles                                         --            (1,235,569)             (144,708)
                                                                ------------           -----------           -----------
Net cash used in investing activities                               (908,001)           (2,243,036)             (235,728)
                                                                ------------           -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of notes payable                         2,475,500             1,292,735                    --
   Payments on notes payable                                              --              (152,526)                   --
   Sale of common stock                                            6,012,691                    --                    --
   Paid-in capital                                                        --             4,018,898             5,015,836
                                                                ------------           -----------           -----------
Net cash provided by financing activities                          8,488,191             5,159,107             5,015,836
                                                                ------------           -----------           -----------

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                                                    782,571                 4,579                    --

CASH AND CASH EQUIVALENTS
 -- BEGINNING OF YEAR                                                  4,579                    --                    --
                                                                ------------           -----------           -----------

CASH AND CASH EQUIVALENTS
 -- END OF YEAR                                                 $    787,150           $     4,579           $        --
                                                                ============           ===========           ===========

SUPPLEMENTAL INFORMATION:
      Interest paid                                             $         --           $    88,579           $    56,240
                                                                ============           ===========           ===========
      Income taxes paid                                         $      5,000           $        --           $        --
                                                                ============           ===========           ===========













The accompanying notes are an integral part of these consolidated financial statements.

                         INFOTOPIA, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)




SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:

During the fiscal year ended June 30, 1999, National Boston Medical, Inc. former Parent of Infotopia, Inc.:

-     Issued stock to acquire licenses that amounted to $248,000;

-     Issued stock towards the conversion of debt for $1,381,834;

-     Issued stock for services rendered that amounted to $892,353.

During the eight months ended February 29 2000, National Boston Medical, Inc. former Parent of Infotopia, Inc.:

- Issued stock for the acquisition of fixed assets and proposed acquisitions that were not consummated and expensed in the amount of $1,617,375;

-     Issued stock to retire notes due for $753,288;

-     Issued stock to lenders for $2,786,175 as collateral;

-     Issued stock for services rendered totaling $2,833,296.

During the ten months ended December 31, 2000, the Company:

- Issued 46,239,400 shares of the Company's common stock at a value of $12,588,426 as compensation for services rendered by various consultants and others;

- Issued 18,799,885 shares of the Company's common stock at a value of $3,520,810 as compensation for services rendered by attorneys;

- Issued 4,317,988 shares of the Company's common stock at a value of $4,318 as compensation to officers and other employees of the Company;

- Issued 10,251,590 shares of the Company's common stock at a value of $3,753,878, settlement for debt reduction and conversions;

- Issued 8,193,500 shares of the Company's common stock at a value of $928,392 for infomercial management and consultation for production, and 500,000 shares of National Boston Medical, Inc. valued at $151,112;

















The accompanying notes are an integral part of these consolidated financial statements.

                         INFOTOPIA, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


- Issued 17,200,000 shares of the Company's common stock at a value of $2,066,000 for license rights;

- Issued 13,678,125 shares of the Company's common stock at $1,975,500, plus accrued interest in exchange for 1,767,500 convertible promissory notes that were discounted at $1,778,589 for beneficial conversion features;

- Issued 3,203,130 shares of the Company's common stock at $3,203 in connection with the share exchange of Dr. Abravanel's Formula, Inc;

- Issued 8,167,387 shares of the Company's common stock at $8,167 in the spin-off agreement with the Company's former Parent, National Boston Medical, Inc;

- Issued 180,000 shares of the Company's common stock at a value of $41,400 for offering costs;

- Exchanged 400,000 shares of Millennium common stock, valued at $100,000 for consulting services;

- Received 1,000,000 shares of National Boston Medical, Inc. common stock, valued at $293,332 in a settlement agreement with Cactus Jack;

-     Issued options valued at $200,278 for consulting services.


















The accompanying notes are an integral part of these consolidated financial statements.

                         INFOTOPIA, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                       Common Stock          Additional                   Unrealized
                                                   ----------------------     Paid-in      Accumulated     Gain  on    Stockholders'
                                                      Shares      Amount      Capital         Deficit     Investments     Equity
                                                   -----------   --------   ------------    ------------    -------    ------------
Balance at June 30, 1998                             8,167,387   $  8,167   $         --    $    (36,065)   $    --    $    (27,898)

   Capital contribution                                     --         --      5,015,836              --         --       5,015,836
   Net loss for the year ended June 30, 1999                --         --             --      (5,015,836)        --      (5,015,836)
                                                    -----------   --------   ------------    ------------    -------    ------------
Balance at June 30, 1999                             8,197,387      8,167      5,015,836      (5,051,901)        --         (27,898)

   Capital contribution                                     --         --      4,018,898              --         --       4,018,898
   Net loss for the eight months ended
     February 29, 2000                                      --         --             --      (6,239,396)        --      (6,239,396)
                                                   -----------   --------   ------------    ------------    -------    ------------
Balance at February 29, 2000                         8,167,387      8,167      9,034,734     (11,291,297)        --      (2,248,396)

   Net loss for the ten months ended
     December 31, 2000                                      --         --             --     (26,735,233)        --     (26,735,233)
   Unrealized gain on marketable securities                 --         --             --              --     24,000          24,000
   Shares issued in lieu of compensation             4,317,988      4,318             --              --         --           4,318
   Shares issued for legal and consulting services  65,469,285     65,469     16,043,767              --         --      16,109,236
   Shares issued for infomercial production          8,193,500      8,194        920,198              --         --         928,392
   Shares issued for product licenses               17,200,000     17,200      2,048,800              --         --       2,066,000
   Shares issued for debt conversion
     and reduction                                  23,001,590     23,002      5,599,454              --         --       5,622,456
   Shares issued in exchange agreement
     Dr. Abravanol                                   3,203,130      3,203         23,225              --         --          26,428
   Debentures converted to common stock             13,678,125     13,678      3,763,306              --         --       3,776,984
   Issuance of common stock                         29,005,000     29,005      4,557,900              --         --       4,586,905
   Offering costs                                           --         --       (746,309)             --         --        (746,309)
   Stock options issued as compensation                     --         --        583,999              --         --         583,999
   Common stock subscribed                                  --         --       (266,870)             --         --        (266,870)
   Deferred compensation                                    --         --       (121,950)             --         --        (121,950)
                                                   -----------   --------   ------------    ------------    -------    ------------
Balance at December 31, 2000                       172,236,005   $172,236   $ 41,440,254    $(38,026,530)   $24,000    $  3,609,960
                                                   ===========   ========   ============    ============    =======    ============


The accompanying notes are an integral part of these consolidated financial statements.

                         INFOTOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        a)  Organization and Basis of Presentation

            On April 25, 2000, Dr. Abravanel's Formula, Inc. ("Abravanel") and Infotopia, Inc. ("Infotopia") executed an Acquisition Agreement (the "Agreement"), that provided for Abravanel acquiring all of the issued and outstanding common stock of Infotopia from National Boston Medical, Inc. ("NBM") and changing its name to Infotopia, Inc. NBM distributed the shares of Abravanel to its shareholders ("the shareholders"). In connection with the transaction, the shareholders received 8,167,387 shares of Abravanel common stock for their 100 shares of Infotopia, which represented 72% of the Company. As a result of this transaction, the former shareholders of Infotopia acquired or exercised control over a majority of the shares of Abravanel. Accordingly, for accounting purposes, the transaction has been treated as a recapitalization of Infotopia and, therefore, the financial statements represent a continuation of the accounting acquirer, Infotopia, not Abravanel, the legal acquirer. In accounting for the transaction:


            i) Infotopia is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values.

            ii) Control of the net assets and business of Abravanel was acquired effective April 25, 2000 (the "Effective Date"). Abravanel had no significant operations prior to the acquisition. At the Effective Date, Abravanel had net assets of approximately $26,000.

            iii) The consolidated statements of operations and cash flows include Infotopia's results of operations and cash flows from July 1, 1998. Abravanel had no operations subsequent to the Effective Date. Infotopia incorporated all of Abravanel's assets into their continuing operations.

            Originally, Infotopia had a fiscal year ending June 30. It changed its year-end to February 28 to coincide with Abravanel's fiscal year. It then changed to a calendar year to be more comparative to its peers. As a result of those changes, the statements of operations and cash flows presented are for the year ended June 30, 1999, the eight months ended February 29, 2000 and for the ten months ended December 31, 2000.

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

        d)  Use of Estimates

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

        e)  Revenue Recognition

            For the ten months ended December 31, 2000, eight months ended February 29, 2000, and the year ended June 30, 1999, respectively, the Company's revenues were derived solely from fitness products. Revenue is recognized upon shipment of products to the customer.

            Receipts for sales that have not been shipped at the end of the period presented are recorded as deferred revenue.

            The Company maintains a provision for estimated returns and allowances.

            Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, as amended by SAB 101B, addresses revenue recognition policies and is effective for the quarter ending December 31, 2000. The Company is already substantially in compliance with SAB 101 and its adoption has no material effect on the financial statements.

        f)  Cash and Cash Equivalents

            The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

        g)  Concentration of Credit Risk

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

        j)  Investments

            The Company classifies all of its investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders' equity in comprehensive income (loss), net of income taxes. Investments available for current operations are classified in the consolidated balance sheet as current assets; investments held for long-term purposes, if any, are classified as non-current assets. Interest income and realized gains and losses on securities are included in "Other expense (income) -- net" in the consolidated statement of operations. The cost of securities sold is based on the specific identification method.

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

        l)  Capitalized Production Costs

            Pursuant to Financial Accounting Standards Board ("FASB") Statement on Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films" production costs are capitalized and amortized over the useful lives of the programs.

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

                         INFOTOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        m)  Intangibles

            Should events or circumstances occur subsequent to the acquisition of a business or purchase of a license which brings into question the realizable value or impairment of the related intangible asset, the Company will evaluate the remaining useful life and balance of the intangible asset and make adjustments, if required. The Company's principal consideration in determining an impairment includes the strategic benefit to the Company of the particular asset as measured by undiscounted current and expected future operating income of that specified group of assets and expected undiscounted future cash flows. Should an impairment be identified, a loss would be reported to the extent that the carrying value of the related intangible asset exceeds the fair value of that intangible asset as determined by discounted future cash flows.

        n)  Income Taxes

            Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes." The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases.

        o)  Offering Costs

            Offering costs consist primarily of professional fees. These costs are charged against the proceeds of the sale of common stock in the periods in which they occur.

        p)  Advertising Costs

            Advertising costs are expensed as incurred and are included in selling expenses. For the ten months ended December 31, 2000, the eight months ended February 29, 2000, and the year ended June 30, 1999, advertising expense amounted to $3,743,282, $2,402,304 and $1,709,676, respectively.

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

                         INFOTOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        r)  Long-lived Assets

            Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

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

            The shares used in the computation of earnings per share were as follows:


                                                          Ten Months            Eight Months             Year
                                                              Ended               Ended                 Ended
                                                           December 31,         February 29,           June 30,
                                                              2000                 2000                  1999
                                                        ---------------        --------------         ----------
            Basic                                           105,490,686             8,167,387          8,167,387
                                                        ===============        ==============         ==========
            Diluted                                         105,490,686             8,167,387          8,167,387
                                                        ===============        ==============         ==========

            Loss per share -  - Basic and Diluted       $          (.25)       $         (.76)        $     (.61)
                                                        ===============        ==============         ==========

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
                                                                         ===========

NOTE 3 -    INVESTMENTS IN MARKETABLE SECURITIES

            The investment securities available for sale at December 31, 2000 are as follows:


                                                                          Market
                                                          Cost            Value
                                                       ---------       ---------
            Millennium Direct, Inc. common stock       $ 150,000        $174,000
            National Boston Medical Common Stock         444,444              --
                                                       ---------       ---------
               Total                                   $ 594,444         174,000
                                                       =========       =========
               Net Unrealized Gain                                        24,000
                                                                       =========
               Impairment Loss                                         $(444,444)
                                                                       =========

            The net unrealized gain of $24,000 has been reported in other comprehensive loss.

            On August 21, 2000, National Boston Medical filed for protection under Title 11 of the United States Code. Since the realization of this investment is uncertain, the total cost has been written off to impairment expense.

NOTE 4 -    PROPERTY AND EQUIPMENT

            Property and equipment is summarized as follows:

            Warehouse equipment and molds                          $295,941
            Computer equipment and software                         163,696
            Furniture and office equipment                           35,519
                                                                   --------
                                                                    495,156
            Less:  Accumulated depreciation and amortization        255,383
                                                                   --------
            Property and equipment, net                            $239,773
                                                                   ========

            Depreciation expense for the ten months ended December 31, 2000, the eight months ended February 29, 2000, and the year ended June 30, 1999 was $93,075, $85,647 and $91,020, respectively.

                         INFOTOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 5 -    CAPITALIZED PRODUCTION COSTS

            Capitalized production costs represent costs incurred in connection with the production of infomercials:

            Total Tiger                                               $350,000
            Prostate                                                   250,000
            Medicus Dual 2000                                           10,000
            Cathi Graham                                                20,000
            Rejuvicare                                                  11,000
            Facial Spa                                                  29,475
            Robert Allen                                                20,000
                                                                      --------
            Capitalized Production Costs                              $690,475
                                                                      ========

            The infomercial productions described above have not yet aired and, therefore, no amortization has been recorded. For the period ended December 31, 2000, the Company recorded an impairment of $993,618 of unamortized production costs.

NOTE 6 -    INTANGIBLE ASSETS

            Intangible assets are summarized as follows:

            Goodwill                                                $  880,277
            Prosteo License                                             84,000
            Bun and Thigh products license                           1,770,000
                                                                    ----------
                                                                     2,734,277
            Less:  Accumulated Amortization                            318,970
                                                                    ----------
            Total intangibles -  - net                              $2,415,307
                                                                    ==========


            The goodwill arises from the acquisition of Infotopia by National Boston Medical, Inc. ("NBM"), the former parent of Infotopia, Inc.

            On November 21, 1998, NBM entered into an agreement for the exchange of stock with Infotopia. In executing the agreement, NBM issued 12,870,000 shares of common stock valued at $563,056 to the shareholders of Infotopia, and assumed certain liabilities with a fair market value of $850,729. In return, NBM received 100% of the issued and outstanding shares of Flex and certain assets that had a fair market value of $533,508. The excess of purchase price over net assets acquired of $880,277 was recorded as goodwill on Infotopia's books.

            Originally, management estimated the life of the goodwill to be 5 years. As of February 28, 2000, the estimate was changed to 15 years. As of December 31, 2000, the Company had accumulated amortization of $273,233 and had expensed $44,014, $165,513 and $144,708 of amortization expense for the ten months ended December 31, 2000, the eight months ended February 29, 2000, and the year ended June 30,1999, respectively. For the period ended December 31, 2000, the Company impaired $513,043 of unamortized licenses.

                         INFOTOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



NOTE 7 -    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

            Accounts payable and accrued expenses consist of the following:

            Accounts payable                                        $1,253,202
            Accrued expenses                                           545,418
                                                                    ----------
                                                                    $1,798,620
                                                                    ==========

            Accounts payable includes liabilities assumed when the Company was spun off from its former parent company.

NOTE 8 -    CONVERTIBLE DEBENTURE, SHORT-TERM

            On August 25, 2000, the Company issued a 270-day promissory note with non-detachable warrants, granting the note holder the right to convert the note into common stock, 300,000 shares at $.08 per share and 52,500 shares at $.50 per share. The non-detachable warrants expire 5 years from the date of the note. The note bears interest at 10% per annum, payable quarterly. Principal is due in two installments of 50% each, at 180 days and 270 days from date of issuance, respectively. As of December 31, 2000, the warrants had not been exercised. As of December 31, 2000, a beneficial conversion feature of $50,000 had been amortized to interest expense. In addition, $1,763 of interest expense had been accrued.

NOTE 9 -    DEFERRED REVENUE


            Deferred revenue represents unfulfilled sales orders at December 31, 2000 in the amount of $38,162.

NOTE 10 -   CONVERTIBLE DEBENTURES

            On December 28, 2000, the Company completed the sale of a $600,000 secured convertible debenture. The debenture matures December 28, 2003 and bears interest at 12% per annum. The agreement contains various restrictions and events of default.

            On January 19, 2001, the debenture holder sold the debenture to a third party who converted it to 12,000,000 shares of common stock of the Company, subject to "Rule 144". In exchange for early conversion rights, the Company agreed to accept $.145415 per share that provided additional funds of $1,144,980, in addition to the $600,000 previously advanced under the terms of the debenture, bringing the total conversion price to $1,744,980.

            Amortization of a $600,000 beneficial conversion feature will be expensed January 1 through January 19, 2001, the date convertible.

                         INFOTOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



NOTE 10 -   CONVERTIBLE DEBENTURES (Continued)

            During the months of July, August and September, 2000, the Company issued various 270-day notes, totaling $1,825,500, with non-detachable warrants, granting the note holders of $1,767,500 the right to convert their notes into common stock, 10,605,000 shares at $.08 and 1,855,875 at $.50, and note holders of $58,000 notes the right to convert their notes into 145,000 shares of common stock at $.40 per share, resulting in a beneficial conversion feature (discount) of $1,728,689 which was amortized to interest expense from the issuance date to the earliest conversion date. As of December 31, 2000, these notes were converted to common stock.

NOTE 11 -   COMMITMENTS AND CONTINGENCIES

            Employment Agreements

            The Company has entered into employment agreements as follows:

            The Company has a three-year employment agreement with Daniel Hoyng, its Chief Executive Officer. The term runs through April 26, 2003 and, unless notified by the Board of Directors or the Executive Committee of the Company, the agreement will automatically be renewed for one year, each year thereafter. In addition to a base salary, bonuses and other incentives, Mr. Hoyng will be granted 1,000,000 shares of common stock annually on the anniversary date of the agreement. These shares carry an anti-dilution provision and are not subject to any reverse split. To give the executive the opportunity to attain an ownership position of not less than 5% of the outstanding stock of the Company, the executive will be granted no less than 3,000,000 options to purchase the Company's stock over 3 years. The first such award will be no less than 1,000,000 shares with an award date of June 1, 2000. Additionally, once a year the executive may choose to convert one-third of his annual salary to stock, the purchase price being the lowest closing price of the Company's stock during the last twelve months (see Note 14).
            In addition, in accordance with the agreement, the executive received on September 13, 2000 a signing bonus of 1,500,000 shares of the Company's common stock.

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

                         INFOTOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 11 -   COMMITMENTS AND CONTINGENCIES (Continued)

            The Company has a three-year employment agreement with Marek Lozowicki, its Executive Vice President. The term runs through April 26, 2003 and, unless notified by the Board of Directors or the Executive Committee of the Company, the Agreement will automatically be renewed for one year, each year thereafter. The provisions of Mr. Lozowicki's agreement, relating to stock and options, are substantially the same as those of Mr. Hoyng's agreement.

            Compensation to the Board of Directors and Corporate Secretary

            According to board resolutions adopted on December 13, 2000, three current directors and the corporate secretary are entitled to receive options to purchase 500,000 shares of the Company's common stock each, per quarter, at the lowest trading price of the Company's common stock during the past twelve months. If the Company achieves $30,000,000 in total revenues during the twelve month period March 1, 2000 through February 28, 2001, the three board members and the secretary will be eligible for an additional stock option bonus of 500,000 shares each.

            The options are retroactive and prorated on a one-third basis each (167,000 shares) for the first quarter of the 2001 fiscal year (March, April, May) and in full amounts for the calendar quarters thereafter.

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

            In consideration of the license granted, the Company issued 4,000,000 shares of its restricted common stock, equal to $600,000 at the price of $.15 per share. In the event such shares are not valued at $600,000 at the time they become freely trading, the Company shall pay Torso Tiger or its designee the difference in cash or issue additional shares, warrants, or stock options to purchase Infotopia common stock to achieve an aggregate value of $600,000.

            In consideration of the services rendered by Torso Tiger, the Company (i) issued unrestricted free trading common stock with a value equal to $1,000,000, (ii) grants weekly royalties of 5% of "Gross Sales Revenues" of Torso Tiger (worldwide sales by any means other than retail), (iii) grants weekly royalties of 17% of the "Wholesale Selling Price" (from worldwide retail sales) of the product, (iv) shall pay additional contingent cash bonuses if certain levels of Gross Sales Revenues, Wholesale Selling Price are achieved and (v) shall pay additional contingent cash bonuses if certain Gross Television Sales Revenues are achieved. The agreement terminates on June 10, 2002 and can be extended for one or more periods.

                         INFOTOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 11 -      COMMITMENTS AND CONTINGENCIES (Continued)

            Royalty and Management Agreements (continued)

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

            In consideration of the services to be rendered by LM, the Company
            (i) issued unrestricted free trading common stock with a value equal to $1,000,000, (ii) shall make an additional cash payment of $1,000,000 on February 20, 2001, and (iii) shall issue 7,000,000 shares of the Company's unrestricted free trading stock in February 2001. After February 20, 2001, the company will pay additional cash bonuses equal to $250,000 for every $5,000,000 of gross sales revenue. In addition, Infotopia shall pay royalties of 2% of "Gross Sales Revenue", 10% of the "Adjusted Gross Retail Revenue" and 3% of the "Adjusted Gross Revenues to a management company.

            On November 16, 2000, the Company entered into an agreement with a management company for the joint development of certain infomercial projects, which are currently managed by the management company. The Company issued 800,000 restricted shares of its common stock as payment for management consulting fees relating to the production of the infomercial. Upon "roll-out" of any of the selected projects, Infotopia will pay $12,500 to the management company, cash payments equal to 10% of the gross revenue from continuing product sales and participation, as agreed, in other sources of revenue and/or economic advantage. The agreement shall terminate, unless extended in writing in the form of a marketing and distribution agreement for each of the selected projects. As of the date of this report, the Company has agreed to sign marketing and distribution agreements for all five products covered by this agreement.

                         INFOTOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



NOTE 12 -   RELATED PARTY TRANSACTIONS

            On October 8, 2000, the Company advanced funds to its former parent and received a two-year, $500,000 note bearing interest at 8%. The first interest payment is due on April 1, 2001; thereafter, interest is due quarterly. At the election of the Company, the note is due in cash or Parent stock. On August 21, 2000, the former parent company filed for protection under Title 11 of the United States Code. The funding of the principle of this note is subject to bankruptcy court approval. Because of the uncertainty of the collection on this note, the full amount of $500,000 has been written off to impairment expense.

            As of December 31, 2000, the Company had non-interest bearing receivables from and payables to officers and employees that amounted to $65,485 and $108,723, respectively.

            During the ten months ended December 31, 2000, the Company acquired certain assets from its former parent in exchange for assumption of an obligation. The Company paid $100,000 in settlement of this obligation.

            In April 2000, Abravanel purchased the stock of Flex Marketing, Inc. (Infotopia, Inc., Ohio) from its former Parent, in exchange for the rights to a patent for a back massage device. After the acquisition by Abravanel, which became Infotopia, Inc., the Company paid the patent owner $368,434 as settlement of a lawsuit the patent holder had against the former parent for commissions due from Flex Marketing, Inc.

NOTE 13  -  COMMON STOCK

            On April 25, 2000, Abravanel issued 8,167,387 shares of stock for all the stock - - 100 shares - - of Infotopia. Before the transaction, there were 3,203,130 shares of Abravanel outstanding. After the transaction the ownership of Abravanel was as follows:

                                                 Shares       Percent
                                                 ------       -------
            Original shareholders
              (including public owners)          3,203,130        28
            Former owners of Infotopia           8,197,387        72
                                                ----------       ---
               Total                            11,400,517       100
                                                ==========       ===

                         INFOTOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 13  -  COMMON STOCK (Continued)

            Because the former owners of Infotopia obtained control of Abravanel, the transaction would normally be considered a purchase by Infotopia. However, since Abravanel is not a business, the transaction is accounted for as a recapitalization of Infotopia and the issuance of stock by Infotopia (represented by the outstanding shares of Abravanel) for the assets and liabilities of Abravanel. The value of the net assets of Abravanel is the same as their historical book value.

            Of the 172,236,005 shares of common stock issued as of December 31, 2000, 17,271,878 shares are restricted pursuant to the Securities Act of 1933.

NOTE 14  -  EQUITY COMPENSATION AND STOCK OPTIONS

            On April 26, 2000, the Company issued 367,988 shares and on September 13 and 14, 2000, 3,950,000 shares of common stock as compensation to employees of Infotopia, Inc. for their involvement in the Company's activities. These shares have a vesting date of April 26, 2000 and are valued at $.001 per share (market at date of grant). As of December 31, 2000, employees holding 4,242,988 of such stock certificates remain employed by the Company and the total expense associated with these shares is included in the financial statements.

            Pursuant to his employment contract, on June 1, 2000, the Chief Executive Officer was granted options to purchase 1,000,000 shares of common stock with an exercise price of $.125 (the lowest market price of the prior twelve months); fair market value at date of grant was $.1566; therefore, a compensation cost aggregating $.0316 per share has been recognized in the financial statements. On December 13, 2000, the CEO was granted options to convert one-third of his salary into 928,000 shares of common stock with an exercise price of $.0625 (the lowest market price of the prior twelve months); fair market value at date of grant was $.0781; therefore, a compensation cost aggregating $.0156 per share has been recognized in the financial statements. On December 15, 2000, the CEO was granted options to purchase 2,167,000 shares of common stock with an exercise price of $.0625 (the lowest market price of the prior twelve months) for services on the board of directors; fair market value at date of grant was $.0938; therefore, a compensation cost aggregating $.0313 per share has been recognized in the financial statements.

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

                         INFOTOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 14  -  EQUITY COMPENSATION AND STOCK OPTIONS (Continued)

            with an exercise price of $.0625 (the lowest market price of the prior twelve months); fair market value at date of grant was $.0781; therefore, a compensation cost aggregating $.0156 per share has been recognized in the financial statements. On December 15, 2000, the CEO was granted options to purchase 2,167,000 shares of common stock with an exercise price of $.0625 (the lowest market price of the prior twelve months) for services on the board of directors; fair market value at date of grant was $.0938; therefore, a compensation cost aggregating $.0313 per share has been recognized in the financial statements.

            Pursuant to his employment contract, on June 1, 2000, the Secretary was granted options to purchase 600,000 shares of common stock with an exercise price of $.125 (the lowest market price of the prior twelve months); fair market value at date of grant was $.1566; therefore, a compensation cost aggregating $.0316 per share has been recognized in the financial statements. On December 13, 2000, the Secretary was granted options to convert one-third of his salary into 533,320 shares of common stock with an exercise price of $.0625 (the lowest market price of the prior twelve months); fair market value at date of grant was $.0781; therefore, a compensation cost aggregating $.0156 per share has been recognized in the financial statements. On December 15, 2000, the Secretary was granted options to purchase 2,167,000 shares of common stock with an exercise price of $.0625 (the lowest market price of the prior twelve months) for his services as Company Secretary; fair market value at date of grant was $.0938; therefore, a compensation cost aggregating $.0313 per share has been recognized in the financial statements.

            Pursuant to a board of Directors resolution, dated December 13, 2000, a board member was granted options to purchase 2,500,000 shares of the Company's common stock at $.0625 per share, the lowest closing price of the Company's common stock during the past twelve months. All options issued are exercisable within one year from date of issuance. As of December 31, 2000, none of the options had been exercised.

            Pursuant to an interim agreement between Infotopia and Modern Health Sciences, Inc. ("Modern Health"), dated October 30, 2000, Modern Health was granted options for management services to be rendered on December 15, 2000 to purchase 4,666,667 shares of the Company's Common Stock at an exercise price of $.06 per share. All options issued are exercisable within one year from date of issuance. As of December 31, 2000, none of the options had been exercised.

                         INFOTOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 14  -  EQUITY COMPENSATION AND STOCK OPTIONS (Continued)

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

            The following table summarizes the option activity during the ten months ended December 31, 2000:

                                                                                 Weighted
                                                                                  Average
                                                                                  Exercise
                                                               Shares              Price
                                                              ----------          --------
            Options outstanding at beginning of year                  --               --
            Options exercised                                         --               --
            Options granted                                   18,075,987          $0.0533
            Options forfeited/expired                                 --               --
                                                              ----------
            Options outstanding at end of year                18,075,987          $0.0533
                                                              ==========          =======

            Option price ranges at end of year                               $0.0625 to $0.125
            Weighted-average fair value of options
              Granted during the year                                             $0.0533
            Options exercisable at end of year                18,075,987
                                                              ==========

            The following table summarizes options outstanding at December 31, 2000:

                                                                                  Weighted
                                                          Weighted                 Average
                   Number                                  Average                Remaining
                 Outstanding      Exercise prices       Exercise prices        Contractual life
                 -----------      ---------------       ---------------        ----------------
                  2,400,000          $0.1250               $0.1250                 5 months
                 15,675,987          $0.0625               $0.0625                31 months

            The fair value of each option grant is estimated on the date of grant, using the Black-Scholes options-pricing model, with the following weighted-average assumptions used for grants during the ten months ended December 31, 2000:

            Risk-free interest rate                        4.88% to 5.96%
            Volatility rate                              128.57%
            Expected lives                                 5 to 31 months

                         INFOTOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



NOTE 14  -  EQUITY COMPENSATION AND STOCK OPTIONS (Continued)

            The Company uses the intrinsic value method (APB Opinion 25) to account for its stock options granted to officers, directors, and employees. Under this method, compensation expense is recorded over the vesting period based on the difference between the exercise price and quoted market price on the date the options are granted.

            Had the Company chosen the fair value method of accounting for transactions involving stock option issuance (SFAS No. 123), the Company would have recorded an additional $650,165 as presented by the pro forma statement below:

              Net loss as reported               $  (26,735,233)
                                                 ==============
            Proforma
              Net loss                           $  (27,385,393)
                                                 ==============
              Loss per share
                Basic                            $        (0.25)
                                                 ==============
                Diluted                          $        (0.26)
                                                 ==============

NOTE 15 -   INCOME TAXES

            The components of the provision for income taxes are as follows:


                                              Ten Months               Eight Months                  Year
                                                Ended                     Ended                      Ended
                                             December 31,               February 29,                June 30,
                                                2000                        2000                      1999
                                          -----------------          -----------------         -----------------
            Current Tax Expense
                U.S. Federal              $              --          $              --         $              --
                State and Local                          --                         --                        --
                                          -----------------          -----------------         -----------------
            Total Current                                --                         --                        --
                                          -----------------          -----------------         -----------------

            Deferred Tax Expense
                U.S. Federal                             --                         --                        --
                State and Local                          --                         --                        --
                                          -----------------          -----------------         -----------------
            Total Deferred                $              --          $              --         $              --
                                          -----------------          -----------------         -----------------

            The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the ten months ended December 31, 2000:

                         INFOTOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



NOTE 15 -   INCOME TAXES (Continued)

                                                 Ten Months      Eight Months      Year
                                                   Ended           Ended           Ended
                                                 December 31,    February 29,     June 30,
                                                    2000            2000            1999
                                                   ------          ------          ------
            Federal Income Tax Rate                 34.0%          34.0%            34.0%
            Effect of Valuation Allowance          (34.0)%        (34.0)%          (34.0)%
                                                   ------          ------          ------
            Effective Income Tax Rate                0.0 %          0.0 %            0.0 %
                                                   ======          ======          ======

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

            Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

            Deferred Tax Assets
               Loss Carry-forwards                               $ 12,580,000
               Less:  Valuation Allowance                         (12,580,000)
                                                                 ------------
            Net Deferred Tax Assets                              $         --
                                                                 ============

            Net operating loss carry-forwards expire starting in 2007 through 2019. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

NOTE 16 -   GOING CONCERN

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

                         INFOTOPIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



NOTE 17 -   SUBSEQUENT EVENTS

            In January 2001, the Company entered into one-year employment contracts with five new employees with terms expiring between January 1 and January 10, 2002. In connection with these employment agreements, the employees have the option to convert one third on their salaries each year into the Company's common stock. The exercise price is the lowest closing price of the preceding twelve months.

            On February 1, 2001, the Company entered into a retainer agreement for financial public relations counsel and for a program of financial communication and investor relations. The twelve month agreement calls for a monthly retainer of $5,000, plus direct and indirect expenses and the issuance of immediately vesting options to purchase 3,000,000 shares of the Company's common stock, exercisable at the closing bid price on February 1, 2001. The options expire January 31, 2006, and will be adjusted for any future stock splits and stock dividends.

            Subsequent to December 31, 2000, amendments were made to the royalty and management agreements regarding Total Tiger ("Total Tiger") and Body by Jake Bun and Thigh Rocker ("Bun & Thigh") products. The amendments call for the reduction of royalty payments and non-contingent payments in exchange for certain fixed payments for the licenses and finder's fees, totaling $9,050,000 and $4,000,000, for the Total Tiger and Bun & Thigh licenses, respectively.