Form 10QSB/A
period 2001-03-31
INFOTOPIA INC
filed 2001-10-02
CIK 1066759

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

                           COMMISSION FILE NUMBER 000-251572

                                 INFOTOPIA, INC.
        (Exact name of small business issuer as specified in its charter)

     Nevada                                               95-4685068
(State of organization)                               IRS Employer ID No.

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

                                                                    At                  At
                                                              March 31, 2001     December 31, 2000
                                                               (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                                 $   194,742          $  787,150
     Accounts receivable -- net of 513,231 and $141,458          8,405,298             934,392
     Inventory                                                   2,168,047             418,689
     Loan Receivable                                               200,000                  --
     Subscription Receivable                                     1,356,914                  --
     Prepaid expenses and other current assets                   2,686,892             268,051
     Employee Advances                                              73,754              65,485
     Investments in marketable securities, at fair value           180,000             174,000
                                                                ----------           ---------
          Total current assets                                  15,265,647           2,647,767

PROPERTY AND EQUIPMENT, less accumulated depreciation
     of $273,339 and $255,383                                      277,236             239,773

CAPITALIZED PRODUCTION COSTS, less accumulated
     amortization of $-0- and $-0-                               1,006,249             690,475


OTHER ASSETS
     Licenses and other intangibles, less accumulated
      amortization of $1,168,797 and $318,970                   11,237,780           2,415,307
     Deposits                                                    1,102,233             212,143
                                                               -----------          ----------
          TOTAL ASSETS                                         $28,889,145          $6,205,465
                                                               ===========          ==========

The accompanying notes are an integral part of these consolidated financial statements.

                         INFOTOPIA, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                        At                  At
                                                  March 31, 2001   December 31, 2000
                                                  --------------   -----------------
                                                   (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses          $ 1,741,526       $  1,798,620
     Due to Employees                                         -            108,723
     Debentures                                         545,000             50,000
     Short Term Note Payables to Stockholders           832,401                  -
     License Agreement Payable                        6,535,584                  -
     Stock to be issued for Cash/Services             1,087,831                  -
     Media & A/R Loans Payable                        5,138,068                  -
     Deferred Revenue                                 2,513,659             38,162
                                                    -----------       ------------
          Total Current Liabilities                  18,394,069          1,995,505
                                                    -----------       ------------

LONG-TERM LIABILITIES
     Convertible Debenture                                    -            600,000
                                                    -----------       ------------
          TOTAL LIABILITIES                          18,394,069          2,595,505
                                                    -----------       ------------
STOCKHOLDERS' EQUITY
     Preferred Stock: $.001 par value,
      10,000,000 shares authorized; shares
      issued and outstanding: 8,100,000
      at 3/31/01 and -0- at 12/31/00                      8,100                  -
     Common stock: $.001 par value, 190,000,000
      shares authorized; shares issued and
      outstanding: 189,996,000 at 3/31/01
      and 172,236,005 at 12/31/00                       189,996            172,236

     Additional paid-in-capital                      47,130,249         41,440,254

     Accumulated deficit                            (36,863,269)       (38,026,530)
     Unrealized gain on marketable securities            30,000             24,000
                                                    -----------       ------------
     Total stockholders' equity                      10,495,076          3,609,960
                                                    -----------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $28,889,145       $  6,205,465
                                                    ===========       ============


The accompanying notes are an integral part of these consolidated financial statements.

                         INFOTOPIA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   UNAUDITED


                                                           For the three months ended March 31,
                                             ------------------------------------------------------------------
                                                           2001                              2000
                                             --------------------------------  --------------------------------
REVENUE
     Sales, net of returns and allowances
       of $973,993 and $115,252              $                     21,845,422   $                        807,229
$

COST OF SALES                                                       6,218,566                            266,650
                                             --------------------------------   --------------------------------

GROSS PROFIT                                                       15,626,856                            540,579
                                             --------------------------------   --------------------------------

OPERATING EXPENSES
     General and administrative                                     1,171,881                          1,502,721
     Selling and marketing                                         10,935,247                            839,935
     Depreciation and amortization                                    867,782                            135,570
                                             --------------------------------   --------------------------------
          Total operating expenses                                 12,974,910                          2,478,226
                                             --------------------------------   --------------------------------

INCOME (LOSS) FROM OPERATIONS                                       2,651,946                         (1,937,647)

OTHER EXPENSES
     Interest expense                                                 701,794                             95,302
     Discount expense                                                 786,891
                                             --------------------------------   --------------------------------
          Total other expenses                                      1,488,685                             95,302

INCOME (LOSS) BEFORE INCOME TAXES                                   1,163,261                         (2,032,949)

INCOME TAXES                                                                -                                -
                                             --------------------------------   --------------------------------

NET INCOME (LOSS)                            $                      1,163,261                         (2,032,949)
                                             ================================   ================================
Earnings (Loss) per share:
     Basic                                   $                           1.23   $                             -
                                             ================================   ================================
     Diluted                                 $                           1.11   $                             -
                                             ================================   ================================
Weighted Average Shares Outstanding:
     Basic                                                            946,033                                 -
                                             ================================   ================================
     Diluted                                                        1,046,428                                 -
                                             ================================   ================================


The accompanying notes are an integral part of these consolidated financial statements.

                         INFOTOPIA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                                   UNAUDITED


                                                                         At                At
                                                                    March 31, 2001   March 31, 2000
                                                                    --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)                                                     $  1,163,261     $(2,032,949)
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities
          Bad debt and sales returns                                       371,773          22,530
          Non-cash interest                                                860,891              --
          Depreciation and amortization                                    867,783         135,570
          Stock to be issued                                               502,631              --
          Issuance of stock options, less deferred compensation             15,636              --
Changes in assets and liabilities
          Accounts receivable - trade                                   (7,842,680)         43,286
          Subscriptions receivable                                      (1,356,914)             --
          Inventory                                                     (1,749,358)         94,560
          Prepaid expenses                                              (2,418,841)        837,366
          Other assets                                                    (316,991)             --
          Due to affiliates                                                     --      (1,121,316)
          Accounts payable and accrued expenses                            (57,094)      1,895,616
          License agreements payable                                     6,535,584              --
          Deferred revenue                                               2,475,496         213,309
          Deposits                                                        (890,090)             --
                                                                       -----------      ----------
Net cash (used in) provided by  operating activities                    (1,838,913)         87,972
                                                                       -----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                    (55,419)        (12,283)
     Capitalized production costs                                         (315,774)       (256,930)
     Licenses and other intangibles                                     (9,375,001)             --
                                                                       -----------      ----------
Net Cash used in investing activities                                   (9,746,194)       (269,213)
                                                                       -----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of debt                                      6,570,470          93,911
     Payments on debt                                                           --         (27,145)
     Proceeds from stock to be issued                                      585,200              --
     Sale of common stock                                                3,837,029              --
                                                                       -----------      ----------
Net cash provided by financing activities                               10,992,699          66,766
                                                                       -----------      ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 (592,408)       (114,475)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                              787,150         119,054
                                                                       -----------      ----------

CASH AND CASH EQUIVALENTS - END OF YEAR                                $   194,742      $    4,579
                                                                       ===========      ==========
SUPPLEMENTAL INFORMATION:
          Interest paid                                                $   627,794              --
                                                                       ===========      ==========
          Income taxes paid                                            $        --              --
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

   -- 12,000,000 shares were issued on January 4, 2001 to relieve a note payable of $600,000

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

NOTE 2 - PREPAID EXPENSES

                  Prepaid expenses are summarized as follows:

                                                              March 31, 2001      December 31, 2000
                                                              --------------      -----------------
      Prepayment for inventory                                  $      850             $163,208
      Advertising                                                  400,000                --
      Legal and professional services                              196,865               15,794
      Prepayment for Media                                       2,089,177                --
      Prepayment for royalties                                       --                  74,844
      Interest receivable                                            --                   9,205
      Taxes                                                          --                   5,000
                                                                ----------             --------
           Total prepaid expenses and other current assets      $2,686,892             $268,051
                                                                ==========             ========

 NOTE 3 - INVESTMENTS IN MARKETABLE SECURITIES

   The investments at March 31, 2001 available for sale are as follows:

                                                  Cost           Market Value
                                                  ----           ------------
    Millennium Direct, Inc. common stock       $ 150,000          $ 180,000
                                               =========          =========
    Net Unrealized Gain                                              30,000
                                                                     ======

   The investment securities available for sale at December 31, 2000 are as follows:

                                                  Cost           Market Value
                                                  ----           ------------
    Millennium Direct, Inc. common stock       $ 150,000          $ 174,000
    National Boston Medical common stock         444,444                 --
                                               ---------          ---------
      Total                                    $ 594,444            174,000
                                               =========          =========
      Net Unrealized Gain                                            24,000
                                                                  =========
      Impairment Loss                                             $(444,444)
                                                                  =========

NOTE 4 - PROPERTY AND EQUIPMENT

   Property and equipment is summarized as follows:

                                                               March 31, 2001     December 31, 2000
                                                               --------------     -----------------
      Production molds                                           $298,941            $295,941
      Computer equipment and software                             223,209             163,696
      Furniture and office equipment                               28,425              35,519
                                                                 --------            --------
                                                                 $550,575            $495,156

      Less: accumulated depreciation and amortization              273,339            255,383
                                                                  --------           --------
      Property and equipment, net                                 $277,236           $239,773
                                                                  ========           ========



   Depreciation expense for the quarters ended March 31, 2001 and 2000 was $17,955 and $91,557 respectively.

NOTE 5 - CAPITALIZED PRODUCTION COSTS

         Capitalized production costs are summarized as follows:

                                                              March 31, 2001      December 31, 2000
                                                              --------------      -----------------
      Total Tiger                                               $  339,951           $ 350,000
      Prostate-Osteo                                               440,690             250,000
      Medicus Dual 2000                                             63,466              10,000
      Cathi Graham                                                  40,000              20,000
      Rejuvicare                                                    11,000              11,000
      Facial Spa                                                    29,475              29,475
      Robert Allen                                                  20,000              20,000

      Cooking Saddle                                                20,000              --
      Spud Whiz                                                     41,667              --
                                                                ----------           --------
                                                                $1,006,249           $690,475

      Less:  accumulated amortization                                   --              --
                                                                ----------           --------
      Capitalized production costs, net                         $1,006,249           $690,475
                                                                ==========           ========

      Production cost amortization for the quarters ended March 31, 2001 and 2000 were $0 and $0, respectively.

NOTE 6 - INTANGIBLES

         Intangibles are summarized as follows:

                                                             March 31, 2001       December 31, 2000
                                                             --------------       -----------------
      Goodwill                                                 $   880,277           $  880,277
      Bun & Thigh License                                       10,345,000            1,770,000
      Prosteo License                                               84,000               84,000
      J. Group - skin care line                                    797,300                 --
      Provida License                                              300,000                 --
                                                               -----------           ----------
                                                               $12,406,577           $2,734,277

      Less: accumulated amortization                             1,168,797              318,970
                                                               -----------           ----------
      Total intangibles - net                                  $11,237,780           $2,415,307
                                                               ===========           ==========



         Amortization expense for the quarters ended March 31, 2001 and 2000 was $849,827 and $44,013, respectively.

NOTE 7 - ACCOUNTS PAYABLE

         Accounts payable and accrued expenses consist of the following:

                                                              March 31, 2001      December 31, 2000
                                                              --------------      -----------------
      Accounts payable - regular trade                          $  273,233           $1,253,202
      Accrued liabilities - regular trade                          220,102              545,418
      Accrued liabilities - Product                              1,057,723                 --
      Sales Tax Payable                                            190,468                 --
                                                                ----------           ----------
           Total                                                $1,741,526           $1,798,620
                                                                ==========           ==========

NOTE 8 - LICENSE AGREEMENT PAYABLES

         As of March 31, 2001, the Company owed an aggregate amount of $6,535,584 to Lohan Medic, LLC and Infomercial Management Corporation for certain non-contingent payments associated with the licensing rights of the Body By Jake Bun & Thigh Product. All amounts are payable by December 31, 2001.

NOTE 9 - DEFERRED REVENUE

         Deferred revenue is summarized as follows:

                                                              March 31, 2001      December 31, 2000
                                                              --------------      -----------------
      Bun & Thigh                                               $1,769,070             38,162
      Total Tiger                                                  666,081               --
      Medicus                                                       78,508               --
                                                                ----------            -------
           Total Deferred Revenue                               $2,513,659            $38,162
                                                                ==========            =======

NOTE 10 - DUE TO RELATED PARTIES

This account consists of the following:

                                                              March 31, 2001      December 31, 2000
                                                              --------------      -----------------
Short Term Note Payable to Stockholders
           Daniel Hoyng                                           $100,000            $ 71,767
           Ernest Zavoral                                          100,000              36,956
           Marek Lozowicki                                          50,000                --
Short Term Media/Inventory Funding Loans
           Daniel Hoyng                                           $209,067                --
           Marek Lozowicki                                         186,667                --
           Ernest Zavoral                                          186,667                --
                                                                  --------            --------
TOTAL DUE TO RELATED PARTIES                                      $832,401            $108,723
                                                                  ========            ========

NOTE 11 - INCOME TAXES


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

NOTE 14 - SUBSEQUENT EVENTS

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

         The Company currently markets the Cooking Saddle (a cooking device which allows meats, such as large turkeys, to be removed from an oven pan easily), the Backstroke (a back massager), the Torso Tiger (an abdominal and upper body workout machine), the BodyRocker (a machine that allows for strength training and non-impact aerobics, developing various parts of the body), the Torso Tiger II (a scaled down version of the Torso Tiger machine), the Body by Jake Bun and Thigh Rocker (an exercise product that allows the user to trim and tone the hips and thighs), the Medicus Dual 2000 (a golf-swing trainer), the Hot Mommies System (a program designed to give mothers essential nutrients for health and vitality), the Total Tiger (an exercise product for upper and lower body), "Michael Thurmond's Six Week Body Makeover," the Jules and Jane skin care products line (consisting of 12 natural skin care products), Bubbe's Best baby skin care products and Safeshield (an anti-microbial that kills bacteria such as staph, e-coli, psuedomonas and salmonella and various viruses).

         The exclusive marketing rights to the Torso Tiger, Torso Tiger II, and Hot Mommies System properties (all of which are trademarks of Torso Tiger, Inc.) were acquired by agreement with Torso Tiger on August 17, 2000.

         On October 30, 2000, the Company entered into another agreement with Torso Tiger, Inc. and Total Tiger, Inc. for the rights to advertise, promote, market, sell and distribute the Total Tiger product, described above. This Agreement was subsequently amended effective April 1, 2001.

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

         On November 30, 2000, the Company entered into a licensing agreement with Lohan Media LLC for the Body by Jake Bun & Thigh Rocker. This Agreement was subsequently amended January 1, 2001.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

NET INCOME

Net income for the first three months of 2001 was $1,163,261 compared to a loss of ($2,032,949) for the first three months of 2000. The increase in net income was attributed to the implementation of the Company's growth strategy to acquire and develop new products and aggressively markets those products to the public. These efforts resulted in significantly higher revenue and improvement in the results of operations.

REVENUES

During the first three months of 2001, the Company's gross revenues were $22,819,415 compared to $922,481 for the first three months of 2000 (an increase of $21,896,934). Net sales were $21,845,422 compared to $807,229 (an increase of $21,038,193). The increases from the prior year were primarily attributed to the implementation of the Company's growth strategy and aggressive marketing efforts for the Body by Jake Bun and Thigh Rocker product, which generated the majority of the Company's revenue for the first three months of 2001 (gross revenue of $21,626,016).

COST OF SALES

The Company's cost of sales of $266,650 for the first three months of 2000 increased $5,951,916 for the comparable period in 2001 to $6,218,566. The increase in the cost of sales was principally associated with the increase in sales of the Body by Jake Bun and Thigh Rocker.

OPERATING EXPENSES

Operating expenses for the first three months of 2001 were $12,974,910 as compared to $2,478,226 for the first three months of 2000 (an increase of $10,496,684). The significant increase in operating expenses was primarily due to greater selling and marketing expenses and to a lesser extent, an increase in depreciation and amortization expense.

Selling and marketing expenses of $10,935,247 increased by $10,095,312 from the comparable period and reflect the concerted efforts of management to promote the Company's products. The Company promotes its products primarily through the purchase of media time and the use of twenty-eight minute infomercials. For the first three months of 2001, the Company incurred media expenses of $6,955,370 compared with $400,675 incurred for the first three months of 2000.

The Company's depreciation and amortization expenses increased $732,212 from the comparable period to $867,782. This increase was primarily attributed to amortization expenses associated with capitalized licensing rights.

General and administrative expenses for the first three months of 2001 were $1,171,881 as compared to $1,502,721 for the first three months of 2000 (a decrease of $330,840). The decrease from the previous period was primarily attributed to the significant costs in incurred in the previous period that pertained to professional services in establishing the Company as a public entity.

INCOME FROM OPERATIONS

The Company's income from operations was $2,651,946 for the three months ended March 31, 2001 as compared with a loss of ($1,937,647) for the three months ended March 31, 2000. The increase in income from operations reflects the strategies implemented by the Company's management team to generate significantly higher revenue and improve the results from operations.

OTHER INCOME AND EXPENSES AND EXTRAORDINARY ITEMS

Other expenses for the three months ended March 31, 2001 consisted of discount expense of $786,891 and interest expense of $701,794. For the period ended March 31, 2000, other expenses consisted solely of interest expense ($95,302). During the first three months of 2001, the Company recognized $786,891 of discount expense due to embedded beneficial conversion features associated with convertible notes. The interest expense recognized by the Company was primarily associated with loans to fund the purchase of media time.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its working capital requirements through internally generated funds, the sale of shares of common stock, and proceeds from short-term borrowings, debentures and notes payable. As of March 31, 2001, the Company had working capital (current assets less current liabilities) of ($3,128,422) as compared with working capital at December 31, 2000 of $652,262. This decrease was primarily attributed to an increase in license agreements payable and is deemed to be a temporary situation. Although the Company anticipates being able to meet its cash needs during the next nine months, it may seek to issue corporate debt or equity securities in the event there are not enough internally generated resources to satisfy the Company's significant cash needs for the development of infomercials and other capital expenditures to expand the business and build the necessary infrastructure. Any debt incurred or issued by the Company may be secured or unsecured, at fixed or variable rates of interest and may be subject to such terms as the Company's board of directors deems prudent. Any sales of equity securities may be at or below current market rates for the Company's common stock. The Company expects any proceeds from such additional credit or sale of securities to be used primarily in the marketing and development of its product lines.

The Company does not believe that its business is subject to seasonal trends. In addition, the Company does not believe that its business is subject to inflationary pressures nor has any such pressures had a significant impact on the Company's results of operations for the period presented. Furthermore, on an ongoing basis, the Company attempts to minimize any effects of inflation on its operating results by controlling operating costs, and when possible, seeking to ensure product prices reflect increases in costs due to inflation.


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




                         October 2, 2001