Form 10QSB/A
period 2001-06-30
INFOTOPIA INC
filed 2001-10-02
CIK 1066759

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

                       218 TEARALL ROAD, RAYNHAM, MA 02767
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AS OF LAST REPORT)

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

                         INFOTOPIA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                For the three months ended               For the six months ended
                                                         June 30,                                 June 30,
                                            ------------------------------------     -----------------------------------
                                                2001                    2000                 2001               2000
                                            --------------       ---------------     ----------------      -------------
REVENUE
       Sales (Gross)                        $ 37,528,764          $      729,884        $  60,347,209          1,652,365
       Less: Sales Returns and
               Allowances                      1,569,599                  39,388            2,542,622            154,640
                                            ------------          --------------        -------------      -------------
            Net Sales                         35,959,165                 690,496           57,804,587          1,497,725

COST OF SALES                                  9,850,560                 131,573           16,069,126            398,223
                                            ------------          --------------        -------------      -------------
GROSS PROFIT                                  26,108,605                 558,923           41,735,461          1,099,502
                                            ------------          --------------        -------------      -------------
OPERATING EXPENSES
       General and administrative              1,401,121               3,865,445            2,573,002          5,368,166
       Selling and marketing                  20,849,857                 266,604           31,785,104          1,106,539
       Depreciation and amortization             849,397                 154,875            1,717,179            290,445
       Impairment expense                             --                 575,038                   --            575,038
                                            ------------          --------------        -------------      -------------
            Total operating expenses          23,100,375               4,861,962           36,075,285          7,340,188
                                            ------------          --------------        -------------      -------------

INCOME (LOSS) FROM OPERATIONS                  3,008,230              (4,303,039)           5,660,176         (6,240,686)

OTHER EXPENSES
       Interest expense                        1,408,455                  72,939            2,110,249            168,241
       Discount expense                           80,000                      --              866,891                 --
                                            ------------          --------------        -------------      -------------
            Total other expenses               1,488,455                  72,939            2,977,140            168,241
                                            ------------          --------------        -------------      -------------

INCOME (LOSS) BEFORE INCOME TAXES              1,519,775              (4,375,978)           2,683,036         (6,408,927)

INCOME TAXES                                          --                      --                   --                 --
                                            ------------          --------------        -------------      -------------
NET INCOME (LOSS)                           $  1,519,775          $   (4,375,978)       $   2,683,036         (6,408,927)
                                            ============          ==============        =============      =============

Earnings (Loss) per share:
     Basic                                  $       0.52          $       (53.02)       $        1.39            (154.46)
                                            ============          ==============         ============      =============
     Diluted                                $       0.47          $       (53.02)       $        1.26            (154.46)
                                            ============          ==============        =============      =============
Weighted Average Shares Outstanding:
     Basic                                     2,908,794                  82,531            1,932,835             41,493
                                            ============          ==============         ============      =============
     Diluted                                   3,260,871                  82,531            2,121,448             41,493
                                            ============          ==============         ============      =============


The accompanying notes are an integral part of these consolidated financial statements.

                         INFOTOPIA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                                    UNAUDITED

                                                                           At                At
                                                                     June 30, 2001     June 30, 2000
                                                                     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)                                                    $  2,683,036         (6,408,927)
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities
        Bad debt and sales returns                                        538,488             67,902
        Non-cash interest                                                 866,891                -
        Depreciation and amortization                                   1,717,179            290,445
        Impairment of long term assets                                        -              575,038
        Issuance of stock for compensation                              1,020,000                368
        Issuance of stock for consulting & legal services               1,160,000          2,283,823
        Issuance of stock for purchase of license                         797,301                -
        Issuance of stock for deferred compensation                       770,550             75,888
        Insurance of stock as part of spinoff & reverse acquisition           -               34,703
Changes in assets and liabilities
        Accounts receivable - trade                                   (10,724,596)            60,765
        Subscriptions receivable                                       (2,100,000)               -
        Inventory                                                      (2,571,514)          (176,779)
        Loans receivable                                               (3,086,547)               -
        Prepaid expenses                                               (4,229,617)         1,521,597
        Accounts payable and accrued expenses                            (196,437)         2,804,586
        License agreements payable                                      7,920,211                -
        Due to affiliates                                                     -             (946,355)
        Deferred revenue                                                1,930,400           (336,691)
        Deposits                                                       (1,370,143)           (14,000)
        Change in other assets and liabilities                           (127,796)           (23,870)
                                                                     ------------       ------------
Net cash used in operating activities                                  (5,002,594)          (191,507)
                                                                     ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                  (227,899)           (32,282)
     Capitalized production Costs                                        (824,744)          (191,313)
     Licenses and other intangibles                                   (15,310,866)               -
                                                                     ------------       ------------
Net Cash used in investing activities                                 (16,363,509)          (223,595)
                                                                     ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of debt                                     8,253,701            841,905
     Payments on debt from affiliates                                           -            (32,528)
     Payments on debt                                                     (50,000)          (210,493)
     Sale of common stock                                              13,803,584                -
                                                                     ------------       ------------
Net cash provided by financing activities                              22,007,285            598,884
                                                                     ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 641,182            183,782

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                             787,150            119,054
                                                                     ------------       ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                              $  1,428,332            302,836
                                                                     ============       ============

SUPPLEMENTAL INFORMATION:
        Interest paid                                                $        -                  -
                                                                     ============       ============
        Income taxes paid                                            $        -                  -
                                                                     ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES

During the six months ended June 30, 2001 the Company:

      -- Issued 110,000 shares of the Company's common stock at a value of $1,160,000 as compensation for services rendered by various consultants, attorneys and others;

      -- Issued 26,250 shares of the Company's common stock at a value of $1,020,000 as compensation to officers and other employees of the Company;

      -- Issued 42,500 shares of the Company's common stock at a value of $797,301 for license rights.

During the six months ended June 30, 2000 the Company:

      -- Issued 367,988 shares of the Company's common stock at a value of $368 as compensation to officers of the company;

      -- Issued 14,209,285 shares of the Company's common stock at a value of $2,283,823 as compensation for services rendered by various consultants, attorneys and others;

      -- Issued 11,478,129 shares, in the aggregate, of the Company's common stock at a value of $34,703 to National Boston Medical, Inc. and Dr. Abravanel as per the Dr. Abravanel spinoff agreement dated April 25, 2000.

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

NOTE 2 - PREPAID EXPENSES

            Prepaid expenses are summarized as follows:

                                                                             Jun 30, 2001      December 31, 2000
                                                                             -------------     -----------------
            Legal and professional services                                  $  1,210,163               $ 15,794
            Prepayment for Media                                                1,223,494                  --
            Advertising                                                           957,499                  --
            Prepayment for Insurance                                              138,881                  --
            Prepayment for Rent                                                    45,000                  --
            Prepayment for Leases                                                  25,011                  --
            Prepayment for inventory                                                5,120                163,208
            Prepayment for taxes                                                    --                     5,000
            Prepayment for royalties                                                --                    74,844
            Interest Receivable                                                     --                     9,205
                                                                             ------------               ----------

              Total prepaid expenses and other current assets           $  3,605,168        $268,051
                                                                        ============        ========

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
      Common Stock                      =========          =========          ========



     The investments at December 31, 2000 available for sale are as follows:

                                                                                            Market
                                                                        Cost                 Value
                                                                       --------            ----------
     Millenium Direct, Inc. Common Stock                                $150,000            $ 174,000
     National Boston Medical, Inc. Common Stock                          444,444               --
                                                                        --------            --------
               Total                                                    $594,444            $ 174,000
                                                                        ========            =========
               Net Unrealized gain                                                          $  24,000
                                                                                            =========
               Impairment Loss                                                              $(444,444)
                                                                                            =========





NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:

                                                 Jun 30, 2001     December 31, 2000
                                                 ------------     -----------------
            Production molds                         $295,941        $295,941
            Computer equipment and software           267,487         163,696
            Furniture and office equipment            107,647          35,519
            Leasehold Improvements                     32,136           --
            Telephone System                           19,844           --
                                                     --------        --------
                                                     $723,055        $495,156
            Less: accumulated depreciation            300,878         255,383
                                                     --------        --------
            Property and equipment, net              $422,177        $239,773
                                                     ========        ========

     Depreciation expense for the quarter ended and the first six months June 30, 2001 was $27,539 and $45,495, respectively. Depreciation expense for the quarter ended and the first six months June 30, 2000 was $60,387 and $151,944 respectively.

NOTE 5 - CAPITALIZED PRODUCTION COSTS

            Capitalized production costs are summarized as follows:

                                                     Jun 30, 2001     December 31, 2000
                                                     ------------     -----------------
            Total Tiger                                $  463,921          $350,000
            Prostate-Osteo                                440,690           250,000
            Spud Whiz                                     226,667             --
            Tiger Gym                                     200,000             --
            Medicus Dual 2000                              63,466            10,000
            Cathi Graham                                   40,000            20,000
            Facial Spa                                     29,475            29,475
            Robert Allen                                   20,000            20,000
            Cooking Saddle                                 20,000             --
            Rejuvicare                                     11,000            11,000
                                                       ----------          ---------
                                                       $1,515,219          $690,475

            Less:  accumulated amortization                39,453             --
                                                        ----------         ---------
            Capitalized production costs, net          $1,475,766          $690,475
                                                       ==========          =========

     Production cost amortization for the first six months and the quarter ended June 30, 2001 was $39,453, and $0 for the quarter and six months ended June 30, 2000.

NOTE 6 - INTANGIBLES

            Intangibles are summarized as follows:

                                                  Jun 30, 2001           December 31, 2000
                                                  ------------           -----------------
            Bun & Thigh License                    $10,345,000             $1,770,000
            Total Tiger                              3,761,420                 --
            Provida License                          1,200,000                 --
            Goodwill                                   880,277                880,277
            J. Group - skin care line                  797,300                 --
            Safeshield                                 500,000                 --
            Tiger Gym                                  477,146                 --
            Prosteo License                             84,000                 84,000
                                                   -----------              ----------
                                                   $18,045,143              $2,734,277
            Less: accumulated amortization           1,951,201                 318,970
                                                   -----------              ----------
            Total intangibles - net                $16,093,942              $2,415,307
                                                   ===========              ==========

            Amortization expense for the quarter ended and the first six months June 30, 2001 was $782,405 and $1,632,231, respectively.
            Amortization expense for the quarter ended and the first six months June 30, 2000 was $94,488 and $138,501, respectively.

NOTE 7 - ACCOUNTS PAYABLE

            Accounts payable and accrued expenses consist of the following:

                                                      Jun 30, 2001             December 31, 2000
                                                      ------------             -----------------
            Accrued liabilities - product               $  627,085             $        --
            Sales Tax Payable                              546,998                      --
            Accounts payable - regular trade               239,269               1,253,202
            Accrued liabilities - regular trade            188,831                 545,418
                                                        ----------              ----------
              Total                                     $1,602,183              $1,798,620
                                                        ==========              ==========


NOTE 8 - LICENSE AGREEMENT PAYABLES

            License agreement payable are summarized as follows:

                                                      June 30, 2001             December 31, 2000
                                                      -------------             -----------------
            Bun & Thigh                               $4,727,765                $       --
            Total Tiger                                3,192,446                        --
                                                      ----------                  ----------
              Total license agreement payables        $7,920,211                $       --
                                                      ==========                  ==========


NOTE 9 - DEFERRED REVENUE

            Deferred revenues is summarized as follows:

                                            June 30, 2001                       December 31, 2000
                                            -------------                       -----------------
            Torso Tiger                              0                            $38,162
            Bun & Thigh                     $  879,450                               --
            Provida                            506,301                               --
            Total Tiger                        497,309                               --
            Medicus                             85,503                               --
                                            ----------                            -------
              Total Deferred Revenue        $1,968,563                            $38,162
                                            ==========                            =======

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

LOANS RECEIVABLE -- RELATED PARTIES

                                                June 30, 2001              December 31, 2000
                                                -------------              -----------------
EMPLOYEE                                            AMOUNT
Daniel Hoyng                                     $  852,528                $ 29,715
Ernest Zavoral                                      694,174                   --
Marek Lozowicki                                     525,554                  19,516
Clinton Smith                                        79,005                   --
Other Employees                                     235,286                  16,254
                                                 -----------               -------
   Total                                         $2,386,547                $ 65,485
                                                 ===========               ========

SHORT TERM NOTE PAYABLES TO STOCKHOLDERS

EMPLOYEE                                          AMOUNT
Ernest Zavoral                                   $278,809               $ 36,956
Marek Lozowicki                                   272,217                   --
Daniel Hoyng                                       43,064                 71,767
                                                 -----------            --------
   Total                                         $594,090               $108,723
                                                 ===========            ========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

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

          On April 25, 2000, Dr. Abravanel's Formulas, Inc., a Nevada corporation (DABV), acquired Infotopia Ohio, a wholly owned subsidiary of National Boston Medical, Inc. in a share exchange in which 100% of the outstanding stock of Infotopia was exchanged for 100% of the common stock of DABV. As a result of the share exchange, DABV changed its name to Infotopia, Inc.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

NET INCOME

Net income for the first six months of 2001 was $2,683,036 or $1.26 per diluted share compared to a loss of ($6,408,927) or ($154.46) per diluted share for the first six months of 2000. The increase in net income and diluted earnings per share was attributed to the implementation of the Company's growth strategy to acquire and develop new products and aggressively market those products to the public. These efforts resulted in significantly higher revenue and improvement in the results of operations.

REVENUES

During the first six months of 2001, the Company's gross revenues were $60,347,209 compared to $1,652,365 for the first six months of 2000 (an increase of $58,694,844). Net sales were $57,804,587 compared to $1,497,725 (an increase of $56,306,862). The increases from the prior year were primarily attributed to the Company's expansion of its product line and aggressive marketing efforts. For the first six months of 2001, the majority of the Company's revenue was generated by the following products; the Body by Jake Bun and Thigh Rocker ($45.6 million in gross revenue), the Total Tiger ($9.3 million in gross revenue) and the Six Week Body Makeover ($4.2 million in gross revenue).

COST OF SALES

The Company's cost of sales increased $15,670,903 from the comparable period in 2000 to $16,069,126. The increase in the cost of sales was principally associated with the increase in revenue and is reflective of the Company's expansion efforts.

OPERATING EXPENSES

Operating expenses for the first six months of 2001 were $36,075,285 as compared to $7,340,188 for the first six months of 2000 (an increase of $28,735,097). The significant increase in operating expenses was primarily due to greater selling and marketing expenses and to a lesser extent, an increase in depreciation and amortization expenses.

Selling and marketing expenses of $31,785,104 increased $30,678,565 from the comparable period and reflect the concerted efforts of management to promote the Company's products. The Company promotes its products primarily through the purchase of media time and the use of twenty-eight minute infomercials. Media expense for the first six months of 2001 were $20,994,907 as compared with $501,154 for the first six months of 2000.

The Company's depreciation and amortization expenses increased $1,426,734 from the comparable period to $1,717,179. This increase was primarily attributed amortization expenses associated with capitalized licensing rights.

General and administrative expenses for the first six months of 2001 were $2,573,002 as compared to $5,368,166 for the first six months of 2000 (a decrease of $2,795,164 or 37%). The decrease from the prior year was primarily attributed to lower legal expenses (a decrease of $1,511,280 from the prior year) and was primarily attributed to the significant fees incurred in the prior to establish the Company as a public entity.

INCOME FROM OPERATIONS

The Company's income from operations was $5,660,176 for the six months ended June 30, 2001 as compared with a loss of $(6,240,686) for the six months ended June 30, 2000. The increase in income form operations reflects the strategies implemented by the Company's management team to generate significantly higher revenue and improve the results from operations.

OTHER INCOME AND EXPENSES AND EXTRAORDINARY ITEMS

Other expenses for the six months ended June 30, 2001 consisted primarily of interest expense of $2,977,140, versus $168,241 for the comparable period of 2000. The interest expense recognized by the Company was primarily associated loans to fund the purchase of media time. In addition, during the first six months of 2001, the Company recognized $866,891 of discount expense due to the embedded beneficial conversion features associated with convertible notes.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its working capital requirements through internally generated funds, the sale of shares of common stock, and proceeds from short-term borrowings, debentures and notes payable. As of June 30, 2001, the Company had working capital (current assets less current liabilities) of $3,526,101 as compared to working capital at December 31, 2000 of $652,262. The increase in the Company's working capital was primarily attributed to increases in accounts receivable ($10,186,109), prepaid expenses ($3,337,117), subscriptions receivable ($2,100,000) and inventory ($2,571,514), partially offset by increases in license agreements payable ($7,920,211) and media and A/R loans payable ($4,253,433). Although the Company anticipates being able to meet its cash needs during the next six months, it may seek to issue corporate debt or equity securities in the event there are not enough internally generated resources to satisfy the Company's significant cash needs for the development of infomercials and other capital expenditures to expand the business and build the necessary infrastructure. Any debt incurred or issued by the Company may be secured or unsecured, at fixed or variable rates of interest and may be subject to such terms as the Company's board of directors deems prudent. Any sales of equity securities may be at or below current market rates for the Company's common stock. The Company expects any proceeds from such additional credit or sale of securities to be used primarily in the marketing and development of its product lines.

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







Dated: October 2, 2001