Form 10QSB
period 2001-09-30
INFOTOPIA INC
filed 2001-11-19
CIK 1066759

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (330) 702-3700

         CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE
        FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST
         12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS
                          FOR THE PAST 90 DAYS. YES X

           AS OF NOVEMBER 19, 2001, 19,289,623 SHARES OF COMMON STOCK
                                  OUTSTANDING.

Part 1. Financial Information
Item 1. Financial Statements

                        INFOTOPIA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                   At                    At
                                                           September 30, 2001    December 31, 2000
                                                           ------------------    -----------------
                                                              (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents..............................     $   923,423           $  787,150
  Accounts receivable -- net of $874,782 and $218,254....       5,063,646              934,392
  Inventory..............................................       1,568,941              418,689
  Loans receivable.......................................         802,500                   --
  Loans receivable -- related parties....................          56,002                   --
  Subscriptions receivable...............................         100,000                   --
  Settlement receivable..................................          75,000                   --
  Prepaid expenses and other current assets..............       1,516,940              268,051
  Prepaid compensation -- current portion................         200,417                   --
  Employee advances......................................         186,069               65,485
  Deposit on investments.................................         350,000
  Investments in marketable securities, at fair value....          30,000              174,000
                                                              -----------           ----------
      Total current assets...............................      10,872,938            2,647,767

PROPERTY AND EQUIPMENT, less accumulated depreciation
  of $68,688 and $255,383................................         650,041              239,773

CAPITALIZED PRODUCTION COSTS, less accumulated
  amortization of $70,827 and $-0-.......................       1,477,275              690,475

OTHER ASSETS
  Licenses and other intangibles, less accumulated
    amortization of $1,170,342 and $318,970..............       5,611,235            2,415,307
  Deposit on acquisition.................................       1,000,000                   --
  Fulfillment/Card processing cash reserves..............       1,209,713              212,143
  Prepaid compensation net of current portion............         255,004                   --
                                                              -----------           ----------
      TOTAL ASSETS.......................................     $21,076,206           $6,205,465
                                                              ===========           ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        INFOTOPIA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                    At                    At
                                                                            September 30, 2001     December 31, 2000
                                                                            ------------------     -----------------
                                                                               (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses..................................      $  3,534,666           $  1,798,620
  Due to employees.......................................................                --                108,723
  Convertible debenture..................................................                --                 50,000
  Loans payable -- related parties.......................................           272,835                     --
  Promissory notes payable...............................................           850,000                     --
  Media & A/R loans payable..............................................         5,217,727                     --
  Deferred revenue.......................................................           681,996                 38,162
                                                                               ------------           ------------
      Total current liabilities..........................................        10,557,224              1,995,505

LONG-TERM LIABILITIES
  Convertible debenture..................................................           696,987                600,000
                                                                               ------------           ------------
    TOTAL LIABILITIES....................................................        11,254,211              2,595,505
                                                                               ------------           ------------
STOCKHOLDERS'  EQUITY
  Common stock: $.001 par value, 500,000,000 shares authorized;
    shares issued and outstanding: 14,309,070
    (post 1:200 reverse split) at 9/30/01 and 172,236,005 at 12/31/00....            14,309                172,236

  Additional paid-in-capital.............................................        52,404,042             41,440,254
  Treasury stock at cost.................................................        (9,951,160)                    --
  Accumulated deficit....................................................       (51,797,516)           (38,026,530)
  Deferred compensation..................................................          (630,000)                    --
  Unrealized gain/(loss) on marketable securities........................          (120,000)                24,000
                                                                               ------------           ------------
      Total stockholders' equity.........................................         9,821,995              3,609,960
                                                                               ------------           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............................      $ 21,076,206           $  6,205,465
                                                                               ============           ============

The accompanying notes are an integral part of these consolidated financial statements.

                        INFOTOPIA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED

                                         FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                        ----------------------------    ----------------------------
                                            2001            2000            2001            2000
                                        ------------    ------------    ------------    ------------
REVENUE
  Sales...............................  $ 27,148,761    $  2,589,680    $ 87,495,970    $  4,242,044
  Less: Sales Returns and Allowances..     3,467,985         247,095       7,078,662         401,735
                                        ------------    ------------    ------------    ------------
    Net Sales.........................    23,680,776       2,342,585      80,417,308       3,840,309
COST OF SALES.........................     6,572,045         970,415      22,641,171       1,368,638
                                        ------------    ------------    ------------    ------------
GROSS PROFIT..........................    17,108,731       1,372,170      57,776,137       2,471,671
                                        ------------    ------------    ------------    ------------

OPERATING EXPENSES
  General and administrative..........     3,506,293      13,170,447       6,079,295      18,538,614
  Selling and marketing...............    20,636,173       3,084,097      56,747,052       4,190,636
  Depreciation and amortization.......       440,913          38,385       1,020,909         328,829
  Loss on share issuance..............     1,510,000              --       1,510,000              --
  Impairment loss.....................     1,569,525         168,580       1,569,525         743,618
                                        ------------    ------------    ------------    ------------
    Total operating expenses..........    27,662,904      16,461,509      66,926,781      23,801,697
                                        ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS..................   (10,554,173)    (15,089,339)     (9,150,644)    (21,330,026)

OTHER EXPENSES/(INCOME)
  Interest expense....................     1,331,900         628,649       3,009,728         804,773
  Discount expense....................       697,701         333,993       1,564,592         333,993
  Loss on disposal of assets..........        55,409              --          55,409              --
  Other income........................        (9,387)        (10,255)         (9,387)        (18,137)
                                        ------------    ------------    ------------    ------------
    Total other expenses..............     2,075,623         952,387       4,620,342       1,120,629

LOSS BEFORE INCOME TAXES..............   (12,629,796)    (16,041,726)    (13,770,986)    (22,450,655)
INCOME TAXES..........................            --              --              --              --
                                        ------------    ------------    ------------    ------------
NET LOSS..............................  $(12,629,796)   $(16,041,726)   $(13,770,986)   $(22,450,655)
                                        ============    ============    ============    ============

Loss per share:
  Basic...............................  $      (1.07)   $     (65,04)   $      (2.62)   $    (202.87)
  Diluted.............................  $      (1.07)   $     (65.04)   $      (2.62)   $    (202.87)

Weighted Average Shares Outstanding
  Basic...............................    11,769,695         246,627       5,246,192         110,662
  Diluted.............................    11,769,695         246,627       5,246,192         110,662

The accompanying notes are an integral part of these consolidated financial statements.

                         INFOTOPIA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED
                                   UNAUDITED

                                                                   At                    At
                                                           September 30, 2001    September 30, 2000
                                                           ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss................................................      $(13,770,986)         $(22,450,654)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities
      Bad debt..........................................           856,528               305,999
      Non-cash interest.................................         1,564,592                    --
      Depreciation and amortization.....................         1,020,909               328,829
      Impairment loss...................................         1,569,525               743,618
      Loss on disposal of assets........................            55,409                    --
      Issuance of stock for compensation................           390,000                 4,318
      Issuance of stock for consulting & legal services.           997,008            13,205,149
      Issuance of stock as part of spinoff & reverse
        acquisition.....................................                --                34,703
      Loss on issuance of stock.........................         1,510,000                    --
      Loans to offers...................................        (9,951,160)                   --
      Unrealized loss on marketable securities..........          (144,000)                   --
Changes in assets and liabilities
      Accounts receivable -- trade......................        (4,785,782)           (1,942,083)
      Subscriptions receivable..........................          (100,000)             (383,700)
      Inventory.........................................        (1,154,106)             (519,836)
      Loans receivable..................................          (802,500)                   --
      Prepaid compensation & loans receivable -- related
      Loans to offers party.............................          (511,423)             (301,553)
      Settlement receivable.............................           (75,000)                   --
      Prepaid expenses..................................        (2,693,889)            1,349,497
      Deposits on investments...........................          (350,000)                   --
      Investments.......................................           144,000              (444,444)
      Changes in other assets and liabilities...........          (171,717)              318,901
      Accounts payable and accrued expenses.............         1,736,045             2,390,006
      Due to affiliates.................................                --              (746,355)
      Deferred Revenue..................................           643,834             1,408,940
      Fulfillment/Card processing cash reserves.........          (997,570)              (52,169)
                                                              ------------          ------------
Net cash used in operating activities...................       (25,220,283)           (6,750,724)
                                                              ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment....................          (268,013)             (140,003)
  Disposal of property and equipment....................          (285,405)
  Capitalized production costs..........................          (978,298)                   --
  Deposit on acquisition................................        (1,000,000)                   --
  Licenses and other intangibles........................        (3,250,000)                   --
                                                              ------------          ------------
Net Cash used in investing activities...................        (5,496,311)             (140,003)
                                                              ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of debt........................         8,238,788             7,021,902
  Payments on debt by affiliates........................                --               (72,528)
  Payments on debt......................................                --            (1,052,061)
  Sale of common stock..................................        22,614,079             2,096,906
                                                              ------------          ------------
Net cash provided by financing activities...............        30,852,867             7,994,219
                                                              ------------          ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS...............           136,273             1,103,492

CASH AND CASH EQUIVALENTS -- BEGINNING OF PERIOD........           787,150               119,054
                                                              ------------          ------------
CASH AND CASH EQUIVALENTS -- END OF PERIOD..............      $    923,423          $  1,222,548
                                                              ============          ============
SUPPLEMENTAL INFORMATION:
      Interest paid.....................................      $   2,944,37          $         --
                                                              ============          ============
      Income taxes paid.................................      $         --          $         --
                                                              ============          ============

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES

During the nine months ended September 30, 2001 the Company:

      -- Issued 652,740 shares of the Company's common stock at a value of $1,854,975 as compensation for services rendered by various consultants, attorneys and others. As of September 30, 2001, $997,008 has been recognized as expense;

      -- Issued 26,250 shares of the Company's common stock at a value of $1,020,000 as compensation to officers and other employees of the Company. As of September 30, 2001, $390,000 has been recognized as expense;

      -- Issued 42,500 shares of the Company's common stock at a value of $797,301 for license rights.

      -- 3,579,554 shares of the companies common stock were returned to treasury by certain employees for the purpose of paying off loans in the amount of $9,951,160

During the nine months ended September 30, 2000 the Company:

      -- Issued 367,988 shares of the Company's common stock at a value of $4,318 as compensation to officers of the company;

      -- Issued 40,729,285 shares of the Company's common stock at a value of $13,205,149 as compensation for services rendered by various consultants, attorneys and others;

      -- Issued 11,478,129 shares, in the aggregate, of the Company's common stock at a value of $34,703 to National Boston Medical, Inc. and Dr. Abravanel

                                Infotopia, Inc.
                         Notes to Financial Statements
               For the Nine Month Period Ended September 30, 2001
                                  (Unaudited)




NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)   Organization and Basis for Presentation

          INFOTOPIA, INC. (Formerly Flex Marketing, Inc. (OH)) (the "Company" or "Infotopia") was incorporated under the laws of Ohio on September 11, 1997. The company was acquired by its parent company, National Boston Medical, Inc. ("Parent") in a share exchange agreement executed on November 21, 1998.

          On April 25, 2000, Dr. Abravanel's Formula, Inc., a Nevada corporation
          (DABV), acquired Infotopia in a share exchange in which 100% of the outstanding stock of Infotopia, Inc. was exchanged for 100% of the common stock of DABV. Subsequent to the share exchange, DABV changed its name to Infotopia, Inc. (IFTP). On June 25, 2001 Infotopia, Inc. changed its symbol to IFTA.

          The accompanying financial statements include the accounts of Infotopia, Inc. (a Nevada corporation), and its subsidiaries Infotopia, LLC Inc. (an Ohio corporation) and East Side Venture Partners LLC (a limited liability Company organized under the State of New York).

     b)   Nature of Operations

          The Company engages in the development, marketing, advertising and selling of health, fitness and consumer products.

     c)   Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period presented. Actual amounts could differ from those estimates.

     d)   Revenue Recognition

          For the nine months ended September 30, 2001, the Company's revenues were primarily derived from fitness and health products. Revenue is recognized upon shipment of products to the customer.

          Receipts for sales that have not been shipped at the end of the period are recorded as deferred revenue.

          The Company maintains a provision for estimated returns and allowances.

          Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, as amended by SAB 101B, addresses revenue recognition policies and is effective for the quarter ending September 30, 2001. The company is already substantially in compliance with SAB 101 and its adoption has no material effect on the financial statements.

e)   Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with remaining maturities of three months or less to be cash equivalents.

f)   Concentration of Credit Risk

     The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances exceeded FDIC insured levels at various times during the period.

g)   Accounts Receivable

     For financial reporting purposes, the Company utilizes the allowance method of accounting for doubtful accounts. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. The allowance is based on an experience factor and review of current accounts receivable. Uncollectible accounts are written off against the allowance accounts when deemed uncollectible. In addition, the Company maintains an allowance for customer returns, based on an experience factor. The Company considers these allowances adequate at September 30, 2001 and 2000 respectively.


h)   Inventory

     Inventory consists of finished goods, which are valued at the lower of cost or market on the first-in, first-out basis.

i)   Property and Equipment

     Property and equipment is stated at cost. Repair and maintenance costs are charged against income as incurred, while renewals and betterments are capitalized as additions to the related assets. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, primarily on a straight-line basis. The estimated service lives used in determining depreciation are five to seven years for computers, software, furniture and equipment.

     Upon retirement or sale, the cost and related accumulated depreciation of the disposed assets are removed and any resulting gain or loss is credited or charged to operations.

j)   Investments

     The Company classifies all of its investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of shareholders' equity in comprehensive income (loss), net of income taxes. Investments available for current operations are classified in the consolidated balance sheets as current assets: investments held for long-term purposes are classified as noncurrent assets. Interest income and realized gains and losses on securities are included in "Other expense (income) -- net" in the consolidated statements of operations. The cost of securities sold is based on the specific identification method.

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

m)   Income Taxes

     Income taxes are provided for based on the liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109. "Accounting for Income Taxes". The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis.

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

p)   Stock-Based Compensation

     The Company has adopted the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25. "Accounting for Stock Issued to Employees" and related interpretations.

q)

     In July 2001 the FASB issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires the purchase method of accounting be used to account for all business combinations entered into after June 30, 2001. SFAS 142 requires that goodwill and other intangible assets with indefinite lives be tested for impairment annually and not be subjected to amortization. The provisions of SFAS 142 will apply to us beginning January 1, 2002.

    The amortization of goodwill reduced our net income by $44,011 for the nine months ended September 30, 2001. We have not quantified the impact of adopting other provisions of these standards.

NOTE 2 -- ACCOUNTS RECEIVABLE

    The Company's Accounts receivable consists of the following:


                                                         Sep 30, 2001      Dec 31, 2000
                                                         ------------      ------------
  Consumer receivables..............................      $5,009,848        $1,152,646
  Wholesale receivables.............................         668,897                --
  Royalty receivables...............................         168,733                --
  Other.............................................          90,950                --
                                                          ----------        ----------
                                                          $5,938,428        $1,152,646
  Less: allowance for doubtful accounts.............         874,782           218,254
                                                          ----------        ----------
    Total accounts receivable.......................      $5,063,646        $  934,392
                                                          ==========        ==========

NOTE 3 -- INVENTORY

    Inventory is summarized by Product as follows:

                                                         Sep 30, 2001      Dec 31, 2000
                                                         ------------      ------------
  Bun & Thigh.......................................      $  819,581        $   61,952
  Total Tiger.......................................         334,595                --
  Provida...........................................         305,001                --
  Torso Tiger.......................................          95,615           239,063
  Cooking Saddle....................................          14,149            29,090
  Backstroke........................................              --            18,234
  Prostanorm........................................              --            28,750
  Hot Mommies.......................................              --            41,600
                                                          ----------        ----------
    Total inventory.................................      $1,568,941        $  418,689
                                                          ==========        ==========

NOTE 3 -- PREPAID EXPENSES

    Prepaid expenses are summarized as follows:

                                                         Sep 30, 2001      Dec 31, 2000
                                                         ------------      ------------
  Legal and professional services...................      $  486,211        $   15,794
  Media.............................................         447,534                --
  Inventory.........................................         368,957           163,208
  Insurance.........................................         122,631                --
  Deposits..........................................          44,108                --
  Advertising.......................................          24,999                --
  Rent..............................................          22,500                --
  Royalties.........................................              --            74,844
  Taxes.............................................              --             5,000
  Other.............................................              --             9,205
                                                          ----------        ----------
    Total prepaid expenses                                $1,516,940        $  268,051
                                                          ==========        ==========

NOTE 5 -- DEPOSIT ON INVESTMENTS

     In September of 2001, the Company's wholly owned subsidiary East Side Venture Partners, LLC disbursed funds totaling $350,000 for the purchase of
     3.8 million common shares of DLD Group, Inc. and Millennium Direct Inc., respectively. As of September 30, 2001, the certificates for these shares where not yet received by the Company's subsidiary. The Company's subsidiary was funded via two intercompany loans totaling $250,000 and one promissory note of $100,000 from a private investor.

NOTE 6 -- INVESTMENTS IN MARKETABLE SECURITIES

     The investments at September 30, 2001 available for sales are as follows:


                                                   Net Unrealized
                                      Cost           Gain/(Loss)       Market Value
                                    --------       --------------      ------------
     Millennium Direct, Inc.
     Common Stock.................  $150,000         ($120,000)           $30,000

                           ========         ==========          ========

     The investments at December 31, 2000 are available for sale as follows:


                                                           Cost            Value
                                                         --------        ---------
     Millennium Direct, Inc. Common Stock.............   $150,000        $ 174,000
     National Boston Medical, Inc. Common Stock.......    444,444               --
                                                         --------        ---------
          Total.......................................   $594,444        $ 174,000
                                                         ========        =========
          Net Unrealized gain.........................                   $  24,000
                                                                         =========
          Impairment loss.............................                   $(444,444)
                                                                         =========

NOTE 7 -- PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:


                                                  Sep 30, 2001        Dec 31, 2000
                                                  ------------        ------------
     Computer equipment and software.............   $191,699            $163,696
     Office furniture and equipment..............    178,996              35,519
     Leasehold improvements......................    149,044                  --
     Production molds............................    143,100             295,941
     Vehicles....................................     31,733                  --
     Telephone system............................     24,157                  --
                                                    --------            --------
                                                    $718,729            $495,156
     Less: accumulated depreciation..............     68,688             255,383
                                                    --------            --------
        Total property and equipment.............   $650,041            $239,773
                                                    ========            ========

     Depreciation expense for the quarter ended and the first nine months ended September 30, 2001 was $39,945 and $85,440, respectively. In addition, in the current period the Company disposed of equipment and production molds that had a carrying value of $285,405 and resulted in a loss of $55,409. Depreciation expenses for the quarter ended and the first nine months ended September 30, 2000 was $68,746 and $220,690 respectively.

NOTE 8 -- CAPITALIZED PRODUCTION COSTS

     Capitalized production costs are summarized as follows:

                                                  Sep 30, 2001        Dec 31, 2000
                                                  ------------        ------------
     Total Tiger.................................   $439,952            $350,000


  Calvantage........................................         243,241           125,000
  Prostanorm........................................         243,242           125,000
  Kitchenware set...................................         200,000                --
  Fitness equipment set.............................         200,000                --
  Perfecta..........................................         160,000                --
  Spud Wizz.........................................          41,667                --
  Cooking Saddle....................................          20,000                --
  Facial Spa........................................              --            29,475
  Robert Allen......................................              --            20,000
  Cathi Graham......................................              --            20,000
  Rejuvicare........................................              --            11,000
  Medicus Duai 2000.................................              --            10,000
                                                          ----------        ----------
                                                          $1,548,102        $  690,475
  Less: accumulated amortization....................          70,827                --
                                                          ----------        ----------
    Total capitalized production costs..............      $1,477,275        $  690,475
                                                          ==========        ==========


     As of September 30, 2001, the Company had capitalized $200,000 each for both a Kitchenware set and a Fitness Equipment set that were constructed at the residence of Daniel Hoyng, Chairman and Chief Executive Officer of the Company. These expenditures were approved by the Company's Board of Directors and under an agreement approved by them, the Company may use the facilities to film up to 10 infomercials a year for a 5 year period. Furthermore, under this agreement, if in the event Mr. Hoyng sells his residence, he will be required to repay to the Company the $400,000 in improvements, less $20,000 for every completed video shoot performed by the Company at his residence.

     During the quarter ended September 30, 2001 the Company recorded $124,525 to impairment loss for capitalized production costs on products the Company no longer deems to be viable.

     Amortization expense for capitalized production costs was $44,644 and $84,097 for the quarter and nine months ended September 30, 2001. No amortization was recorded on capitalized production costs as of September 30, 2000.

NOTE 9 -- INTANGIBLES

    Intangibles are summarized as follows:


                                                         Sep 30, 2001      Dec 31, 2000
                                                         ------------      ------------
  Bun & Thigh License...............................      $2,770,000        $1,770,000
  Provida License...................................       1,750,000                --
  Goodwill..........................................         880,277           880,277
  J. Group -- skin care line........................         797,300                --
  Safeshield........................................         500,000                --
  Prostanorm........................................          42,000            42,000
  Calvantage........................................          42,000            42,000
                                                          ----------        ----------
                                                          $6,781,577        $2,734,277
 Less: accumulated amortization.....................       1,170,342           318,970
                                                          ----------        ----------
    Total intangibles...............................      $5,611,235        $2,415,307
                                                          ==========        ==========

    Amortization expense for the quarter ended and the nine months ended September 30, 2001 was $341,654 and $807,361, respectively. Amortization expense for the quarter ended and the nine months ended September 30, 2000 was $(30,362) and $108,139, respectively.

NOTE 10 -- DEPOSIT ON ACQUISITION

    As outlined in a letter of intent filed under Form 8-K on July 19, 2001, the Company paid $1.0 million for the exclusive option to acquire 100% of the stock of Infomercial Management Corporation and Modern Interactive Technology. The letter of intent describes certain dates and events to effect the completion of this transaction. However, as of the date of this filing, the dates of the events to complete the transaction have expired and the $1.0 million acquisition option payment will likely be expensed in the fourth quarter.

NOTE 11 -- FULFILLMENT/CARD PROCESSING CASH RESERVE

     The fulfillment centers utilized by the Company require that we maintain certain cash reserves for credit card processing and shipping. These reserve levels are adjusted regularly and based on sales volume and estimated return rates established by the fulfillment center. When a product campaign is completed, these funds are returned to the Company. As of September 30, 2001 the cash reserves held by the fulfillment centers was $1,209,713 compared to $198,143 at December 31, 2000.

NOTE 12 -- ACCOUNTS PAYABLE

    Accounts payable and accrued expenses consist of the following:

                                                         Sep 30, 2001      Dec 31, 2000
                                                         ------------      ------------
  Accrued liabilities -- product related............      $1,571,040        $       --
  Sales taxes payable...............................         828,600                --
  Accrued liabilities -- regular trade..............         587,904           545,418
  Accounts payable -- regular trade.................         520,707         1,253,202
  Accounts payable -- product related...............          26,415                --
                                                          ----------        ----------
    Total accounts payable and accrued liabilities..      $3,534,666        $1,798,620
                                                          ==========        ==========

NOTE 13 -- PROMISSORY NOTES PAYABLE

As of September 30, 2001 the Company owed $850,000 on two promissory notes payable. The following is a summary of the general terms and conditions of these promissory notes.

    On September 7, 2001, the Company entered into a $2.5 million promissory note with Thomson Kernaghan & Co. Limited. As of September 30, 2001, the Company had received funds under the promissory note totaling $750,000. The promissory note bears interest at a rate of 14% per year and is to be paid in full on December 31, 2001. The note is secured by a security agreement that provides a second charge on all property and equipment of the Company and all accounts receivable and inventory.

    On March 21, 2001, the Company's wholly owned subsidiary East Side Venture Partners LLC, executed a $100,000 promissory note with BG Holdings, LLC. The funds from this note were received in September, 2001. The note begins to bear interest at a rate of 10% per year 360 days from the date of the note. The note is payable upon the Subsidiaries receipt of $100,000 from an equity or debt financing.

NOTE 14 -- MEDIA AND A/R FUNDING LOANS

    Media and A/R funding loans are summarized by Product as follows:

                                                         Sep 30, 2001      Dec 31, 2000
                                                         ------------      ------------
  Bun & Thigh
    Infomercial Management Corporation..............      $2,681,123        $       --
    Private investors...............................         720,000                --
  Provida
    Infomercial Management Corporation..............       1,216,604                --
  Total Tiger
    Infomercial Management Corporation..............         600,000                --
                                                          ----------        ----------
    Total media and A/R funding loans...............     $5,217,727        $       --
                                                          ==========        ==========

    The purpose of these loans is to fund the purchase of media and inventory and are secured by accounts receivable and inventory. The interest rate paid on these loans ranges from 2% a week to 4% a month. As of September 30, 2001 the Company recorded interest expense of $2,796,654 for media and A/R funding loans.

NOTE 15 -- DEFERRED REVENUE

    Deferred revenue is recorded by the Company for orders that have been received but have yet to be fulfilled. Deferred revenue is summarized by product as follows:

                                                         Sep 30, 2001      Dec 31, 2000
                                                         ------------      ------------
  Bun & Thigh.......................................      $  234,504        $       --
  Provida...........................................         227,887                --
  Total Tiger.......................................         219,605                --
  Torso Tiger.......................................              --            38,162
                                                          ----------        ----------
    Total media and A/R funding loans...............      $  681,996        $   38,162
                                                          ==========        ==========

NOTE 16 -- CONVERTIBLE DEBENTURE

On August 3, 2001, the Company entered into a Securities Purchase Agreement with Sea Spray Holdings, Ltd. to issued a $1.0 million convertible debenture and a detachable stock purchase warrant to purchase 500,000 shares of the Company's common stock. The convertible debenture has a two-year term bearing interest at a rate of 12% per year. The stock purchase warrant allows Sea Spray Holdings, Ltd. to purchase the Company's stock at a price equal to the closing bid price as of the closing date if exercised within 45 days of the closing date. If Sea Spray Holdings, Ltd. exercises the stock purchase warrant after 45 days of the closing date, the purchase price of the shares is the lesser of 60% of the closing bid price as of the closing date or 60% of the closing bid price on the date of exercise. As of September 30, 2001, the debenture had not been converted nor had the warrants been exercised. In addition, the Company recognized $675,000 of discount expense associated with the beneficial conversion features of the debenture and had amortized $22,701 to discount Expense related to the warrants. The remaining discount to be recognized on the warrants was $263,013.

NOTE 17 -- DEFERRED COMPENSATION

     On April 11, 2001, the Company issued 50,000 shares of Common Stock to certain employees, valued at $1,020,000 as deferred compensation, which will be recognized over the next two years. At September 30, 2001, the remaining deferred compensation balance was $630,000.

NOTE 18 -- IMPAIRMENT LOSS

     For the quarter ended September 30, 2001, the Company recognized an impairment expenses of $1,569,525. This amount was composed of a $1,270,000 impairment of prepaid advertising time that was purchased from a company that has filed for bankruptcy protection and the impairment of $175,000 in costs associated with the aborted Entreport merger. In addition, the Company impaired $124,525 of previously capitalized production costs on products no longer deemed to be viable. Management of the Company intends to vigorously pursue a return of the funds associated with the impairment of prepaid advertising. However, the probability that these funds will be returned is not determinable.

NOTE 19 - LOSS ON SHARE ISSUANCE
     In the third quarter of 2001, the company reconized a loss of $1,510,000 on the issuance of shares of the Company's common stock. This loss was attributed to an erroneous distribution of shares, Management of the company intends to vigourously persue a return of the Shares or receive appriopriate value for the shares, However, the probablity that these shares will bereturned or value received is not determinable.

NOTE 20 -- RELATED PARTY TRANSACTIONS

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

On January 3, 2001, the Company borrowed $100,000 from Daniel Hoyng in the form of a short-term convertible note bearing interest at a rate of 20%. The principal amount of this note was repaid in cash on June 6, 2001 and the interest of $8,438 was repaid on August 21, 2001. This borrowing provided operating capital to the Company.

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

On February 14, 2001, the Company borrowed $166,667 from Marek Lozowicki in the form of a media funding agreement bearing interest at a rate of 2% per week. The purpose of this borrowing was to provide the Company with capital to buy media time for the airing of infomercials. The interest rate was based on current industry standards. This agreement was repaid by payments of $156,182 and a distribution of 282,402 shares of the Company's common stock on September 4, 2001. The value of the shares distributed was $84,721 (as amended).

On February 14, 2001, the Company borrowed $186,667 from Daniel Hoyng in the form of a media funding agreement bearing interest at a rate of 2% per week. The purpose of this borrowing was to provide the Company with capital to buy media time for the airing of infomercials. The interest rate was based on current industry standards. The principal amount of this agreement was repaid on May 11, 2001 and the interest of $34,626 was repaid on August 21, 2001.

On February 28, 2001, Thomson Kernaghan purchased 2.0 million shares of the Company's preferred series B stock for $2.8 million. These shares were subsequently converted into 200,000 shares of the Company's common stock on April 11, 2001.

On April 11, 2001, the Company loaned $525,554 to Marek Lozowicki. This loan was repaid to the Company on August 14, 2001 by a return of 189,148 of the Company's common shares, which were returned to treasury stock. The price per share of the shares returned was $2.78. The purpose of this loan was to provide such officer with funds to exercise certain options.

On April 11, 2001, the Company loaned $694,174 to Ernest Zavoral. This loan was repaid to the Company on August 14, 2001 by a return of 249,703 of the Company's common shares, which were returned to treasury stock. The price per share of the shares returned was $2.78. The purpose of this loan was to provide such officer with funds to exercise certain options.

On April 11, 2001, the Company loaned $852,148 to Daniel Hoyng. This loan was repaid to the Company on August 14, 2001 by a return of 306,528 of the Company's common shares, which were returned to treasury stock. The price per share of the shares returned was $2.78. The purpose of this loan was to provide such officer with funds to exercise certain options.

On April 11, 2001, the Company loaned $79,005 to Clinton Smith. This loan was repaid to the Company on August 14, 2001 by a return of 28,419 of the Company's common shares, which were returned to treasury stock. The price per share of the shares returned was $2.78. The purpose of this loan was to provide such officer with funds to exercise certain options.

On May 1, 2001 the Board of Directors authorized $400,000 to be paid to Daniel Hoyng for the purpose of making improvements to the kitchen and fitness facilities at 3988 Fairway Drive, Canfield, Ohio, for use in the production of the Company's infomercials for a period of five years. The Company may film infomercials up to ten times per calendar year at 3988 Fairway Drive. In the event that Daniel Hoyng sells the residence at 3988 Fairway Drive, he will be required to repay to the Company the $400,000 in improvements, less $20,000 for every completed video shoot performed by the Company at 3988 Fairway Drive.

On May 29, 2001, Ernest Zavoral provided to KMI, Inc. 55,000 shares of Infotopia, Inc. common shares from his personal holdings as payment for investor relation services to be provided to the Company. The value of the shares distributed to KMI, Inc. was $308,000. As repayment of the amount incurred on behalf of the Company, Mr. Zavoral was paid $165,000 on June 9, 2001 and $100,000 on June 19, 2001. On September 4, 2001, the Company distributed 42,157 shares of common stock as payment of the remaining $43,000 owed to him.

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

From July through October 2001, Daniel Hoyng was advanced monies totaling $155,639.

On July 20, 2001, the Company issued Thomson Kernaghan 400,000 shares of Infotopia, Inc. common stock valued at $860,000.

In September, the Company entered into a relocation loan agreement with Daniel Hoyng for $225,000.

On September 4, 2001, the Company issued Daniel Hoyng 352,941 common shares as repayment for various production and other costs he incurred on behalf of the Company. The value of the shares issued to Mr. Hoyng was $105,882 (as amended).

On September 4, 2001, the Company distributed to Ernest Zavoral 58,503 shares of the Company's common stock for various expenses totaling $59,492 (as amended) that were incurred on behalf of the Company.

On September 4, 2001, the Company issued Thomson Kernaghan 1,300,000 shares of Infotopia, Inc. common stock valued at $650,000.

In October 2001, the Company entered into a relocation loan agreement with Marek Lozowicki for $225,000.

From September 14, 2001 through August 17, 2001, the Company has entered into various common stock subscription agreements with Thomson Kernaghan. The aggregate amount of common shares included in these agreements was 4,866,124.

          The total value received by the Company pursuant to these agreements was $6,172,387.

          As of September 30, 2001 the company had a deposit on investment of $200,000 for 3,800,000 shares in DLD Holdings, a company of which Ernest Zavoral, President of Infotopia, Inc., is chairman.

          The following tables list the prepaid compensation paid to employees in the form of relocation loans, other related party loans and short-term notes payable to related parties. Prepaid compensation represents loans that were made to officers of the Company and other key employees as an incentive to relocate to the Company's new headquarters in Canfield, Ohio. The amounts paid to officers in excess of $60,000 are listed individually. All of these loans are being forgiven over a two to three year period. If an employee leaves or is terminated for cause within the two to three year period, the remaining portion of the employees' loan is payable, subject to review by the Company's Board of Directors. Loans receivable -- related parties are not from any officers or directors of the Company and are expected to be paid in full within the next twelve months. Loans Payable -- related parties, represent funds provided to the Company for operational needs. These funds will be repaid within the next 12 months.

                   PREPAID COMPENSATION AND LOANS RECEIVABLE
                                RELATED PARTIES

                                             Sep. 30, 2001    Dec. 31, 2000
                                             -------------    -------------
     Prepaid compensation other
     employees -- current portion.........      125,417                --

     Prepaid compensation -- Daniel
     Hoyng -- current portion.............       75,000                --
                                               --------          --------
     Total Prepaid Compensation...........      200,417                --

     Loans receivable -- related parties..       56,002            65,485
                                               --------          --------
     Total prepaid compensation and loans
     receivable -- current portion........      256,419            65,485
                                               --------          --------
     Prepaid compensation other employees
     -- non current portion...............      105,004                --

     Prepaid compensation -- Daniel Hoyng
     -- non current portion...............      150,000                --
                                               --------          --------
     Total prepaid compensation -- non
     current portion......................      255,004                --
                                               --------          --------

     Total prepaid compensation and loans
     receivable -- related parties........      511,423            65,485
                                               ========          ========

LOANS PAYABLE -- RELATED PARTIES

                                             Sep. 30, 2000    Dec. 31, 2000
                                             -------------    -------------
     Ernie Zavoral.........................    $272,835          $ 36,956
     Daniel Hoyng..........................          --            71,767
                                               --------          --------
       Total -- net of current portion.....    $272,835          $108,723
                                               ========          ========

     NOTE 21 -- INCOME TAXES

          At September 30, 2001, the Company had net carry-forward losses of approximately $52,000,000. Because of the current uncertainty of realizing the benefit of the tax carry-forwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry-forwards depends predominantly upon the Company's ability to generate taxable income during the carry-forward period.

          Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax asset and liabilities are as follows:


          Deferred Tax Assets
            Loss Carry-forwards.................................   $ 17,680,000
            Less: Valuation allowance...........................    (17,680,000)
                                                                   ------------
          Net Deferred Tax Assets...............................   $         --
                                                                   ============

          Net operating loss carry-forwards expire starting in 2007 through 2019. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

     NOTE 22 -- GOING CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2001, the Company has an accumulated deficit of $51,797,516 and a current loss of $13,770,986. Based upon the Company's plan of operation, the Company anticipates that existing resources, together with funds generated from operations, will generate sufficient funds to fund the Company's working capital.

NOTE 23 -- CAPITAL STOCK TRANSACTIONS

     On July 20, 2001 certain officers and directors exercised their options into 7,500,000 shares of Infotopia, Inc. common stock for a value of $7,800,000. Of this amount 14,029 shares of Infotopia, Inc. common stock were retired to treasury to pay for the options.

     On July 20, 2001 400,000 shares were issued to Thomson Kernaghan for a value of $860,000. These shares were issued in error. See Note 19.

     On July 20, 2001 125,000 share of Infotopia, Inc. common stock were issued for legal services value at $307,500.

     On July 20, 2001 2,740 shares of Infotopia, Inc. common stock were issued for certain license fees valuing $6,740.

     On August 14, 2001, 300,000 shares of Infotopia, Inc. common stock were issued for investor relation services for a value of $300,000.

     On August 14, 2001, certain officers and directors returned 771,798 shares of Infotopia, Inc. common stock to pay for loans totalling $2,151,158 owed to the Company.

     On September 4, 2001, the Company issued an aggregate of 976,992 shares of common stock, in satisfaction of certain debts with an aggregate amount of $293,095 (as amended) relating to expenses incurred by Daniel Hoyng, Ernest Zavoral and Marek Lozowicki on behalf of the Company.

     On September 4, 2001, the Company issued an additional 100,000 shares of common stock for legal services valued at $50,000.

     On September 4, 2001, 15,000 shares of Infotopia, Inc. common stock were issued for consulting services valued at $30,000.

     On September 4, 2001, 1,300,000 shares of Infotopia, Inc. common stock were issued to Thomson Kernaghan for a value of $650,000. These shares were issued in error. See Note 19.

     As of September 30, 2001, Common stock valued at $1,729,959 was issued to Thomson Kernaghan before payment was received. This amount has been recorded as a reduction to additional paid in capital.

NOTE 23 -- SUBSEQUENT EVENTS

     On October 4, 2001, 2,000,000 shares of Infotopia, Inc. common stock were issued for legal services valued at $540,000.

     On October 8, 2001, the company entered into an investor relations contract with Strategic Investor Relations, LLC which called for compensation of 300,000 shares of common stock, $6,500 per month for twelve months and warrants to buy 1,500,000 shares at $0.18 per share (as amended).

     On October 12, 2001, 41,664 shares of Infotopia, Inc. common stock were issued to three individuals for product endorsements valued at $42,497.

On October 19, 2001 2,500,000 shares of Infotopia, Inc. common stock were issued in the name of Sea Spray Holdings. These shares are being kept in an escrow account at Bondy & Schloss LLP until Sea Spray Holdings, Ltd. either converts their debenture entered into with Infotopia, Inc., dated August 3, 2001, pursuant to its terms (as amended), and/or exercises that certain warrant exercisable for Infotopia, Inc. common stock and dated August 3, 2001, pursuant to its terms (as amended).

On October 19, 2001 300,000 shares of Infotopia, Inc. common stock were issued for investor relation services valuing $138,000.

In October the company entered into a relocation loan receivable with an employee for $225,000.

In October, 2001, Gregory Kofford was relieved of his duties as Chief Financial Officer of the Company.

On November 8, 2001 Marek Lozowicki provided the company with funds of $50,000 to cover some operating expenses.

On November 13, 2001 the Company amended the securities purchase agreement with Sea Spray Holdings, Ltd. Per the amendment the applicable conversion percentage of the debenture was changed from 70% to 50%. In addition, the warrants associated with this purchase agreement were increased to 1,000,000 from 500,000.

On November 19, 2001 Strategic Investor Relations, LLC. purchased 138,889 shares via the exercise of their warrants for a value of $25,000.

Item 2. Management's Discussion and Analysis

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of certain factors affecting the Company's results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with the Company's consolidated financial statements and related notes that are included herein under Item 1 above.

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


                            DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of Ohio on September 11, 1997. The Company was originally controlled by National Boston Medical, Inc., pursuant to an exchange agreement executed on November 21, 1998. Subsequently, on April 25, 2000, Dr. Abravanel's Formulas, Inc., a Nevada corporation, acquired the Company in a share exchange in which all of the Company's stock was exchanged for 72% of the stock of Dr. Abravanel's Formulas, Inc. As a result of this share exchange, the parent Nevada entity changed its name to Infotopia, Inc. In September of 2001, the Company established East Side Venture Partners, LLC, a wholly owned subsidiary. The accompanying financial statements of Infotopia, Inc. and its wholly owned subsidiaries Infotopia Ohio and East Side Venture Partners, LLC.

The Company is in the direct marketing/direct to retail marketing business, which encompasses the sale of various products through a variety of media, including commercials, infomercials, print media, radio, the Internet, and traditional retail outlets.

In particular, we use electronic retailing via television, radio and the Internet, to convey to a customer all necessary buying decision information, and to make a specific offer to the consumer, with an appeal to make an immediate buying decision.

The Company receives and processes almost all of its orders for directly marketed products through a customer service call center, or through direct online Internet orders, which are then routed to what are known as fulfillment centers, from where the products are actually shipped directly to the consumers. The customer service call center/telemarketing and fulfillment functions for the Company's Major products are primarily performed by West Direct, Inc. and Promotions Distributor Services Corp. The services of these firms are contracted through Infomercial Management Corporation, which serves as the Company's campaign manager for major products.

Our revenues are derived from a mix of healthcare, fitness, weight-reduction, and kitchen products.

MAJOR PRODUCTS:

Our major products are the Body by Jake Bun and Thigh Rocker, the Total Tiger and Michael Thurmond's Six Week Body Makeover. During the first nine months of 2001, our gross revenues were $87.5 million, of which the Body by Jake Bun and Thigh Rocker accounted for approximately $59.4 million and the Total Tiger and Michael Thurmond's Six Week Body Makeover accounted for $14.8 million and $11.9 million respectively. The following is a description of the major products.

  Body by Jake Bun & Thigh Rocker

The Bun & Thigh Rocker is a fat burning, no impact aerobic machine, which has been specially engineered with a revolutionary arcing motion, called "Power Arc." The Bun & Thigh Rocker can increase metabolism to help lose fat and slim down by rocking the body through this arc, which works all the lower body's muscle groups. The included resistance bands offer different intensity levels from a beginner to an advanced workout.

  Total Tiger

The Total Tiger tones the upper and lower body at the same time through the use of a patented Toning T. The Toning T supports and stabilizes the lower body allowing better mobility of the upper body will engaging the muscles in the legs and buttocks for a more effective workout. The hand gliders separate making it possible to change arm positions to focus on different upper body muscle groups, while simultaneously working the stomach area.

  Michael Thurmond's Six-Week Body Makeover

The Six-Week Body Makeover is an easy to follow program that guarantees individuals that they will lose up to 30 pounds in six weeks. The program is completely customized to an individuals exact metabolism and body type through the use of a questionnaire, a video, a body reshaping blueprinting kit, custom eating and body sculpting plans, a Living Lean maintenance program, recipe guides and menu planners, a dining out guide and a toll-free hotline.

OTHER CURRENTLY MARKETED PRODUCTS:

The Company is also marketing the following products. However, given their current sales volume, these are not deemed major products.

Cooking Saddle

The Cooking Saddle allows you to conveniently and easily lift turkeys, hams, roasts and chickens from the oven to the cutting board, hassle-free and with no mess. Made from 100 percent netted cotton, the Cooking Saddle is placed underneath the meat prior to roasting and can accommodate up to 30 pounds. It is recommended for one time use, but can be washed and reused. This product is in the initial roll-out phase and has primarily been marketed on TV shopping networks.

Hot Mommies System

The Hot Mommies System is a series of 100 percent natural dietary supplements that include Essential 3, which contains a chi boost to help rebuild youthful energy, increase sex drive, strengthen muscles and burn calories; the ultimate slimming formula, which contains herbs that are uniquely formulated to improve metabolic function; and a balancing formula, which combines herbs that help reduce PMS, curb sugar cravings, improve sleep, boost the immune system and aid with stress. The System's weight loss supplement, Fat Sweeper, containing chitosan, is a fat-trapping product that binds to the fat in foods that are eaten so the fat cannot be absorbed by the body and then can be eliminated through the digestive tract. This product is in the initial roll-out phase and being tested in various venues.

Backstroke

The Backstroke uses specifically designed massage rollers mounted on a frame that when placed on the floor, provide an individual with a therapeutic massage. Designed by a chiropractic physician, the Backstroke provides valuable muscle stimulation, enhanced circulation and therapeutic acupressure throughout the neck, back and torso. Because the rollers are placed in a specific pattern and vary in size and firmness, they provide the correct stimulation and acupressure for the entire back. The unit also includes an adjustable neck support roller and a video instruction tape. This product is currently being marketed and sold internationally.

Torso Tiger

The Torso Tiger is an abdominal and upper body exercise machine that allows the user to exercise the upper and lower abdominal muscles, waist, chest, back and shoulders, and triceps and biceps simultaneously. This Product is currently being marketed and sold internationally.

  Safeshield

Safeshield is an anti-microbial that kills bacteria such as staph, e.coli, pseudomonas and salmonella and various viruses.

FUTURE PRODUCTS

Infotopia develops new products based on ideas that come from a variety of sources, including inventors, suppliers, trade shows, industry conferences, and strategic alliances with various manufacturing and consumer products companies. The following products are in the final development stage and scheduled for release over the next six months. In addition to these products we are in the process of assessing the viability of approximately 15 additional products. The actual procurement and roll-out of these products, if at all, is not known.

  Prosta-Norm

Prosta-Norm is an all-natural supplement that promotes seven ways to good prostate health. It contains three herbal therapies, each clinically proven to reduce symptoms of prostate enlargement and promote prostate health. The expected roll-out of this product is November 2001.

  Cal-Vantage

Cal-Vantage is an all natural, complete dietary supplement offering the highest quality form of calcium believed to be available. It is more effective in maintaining bone density and nearly twice as absorbable as the calcium in milk. Cal-Vantage also contains 15 other essential nutrients for good bone and heart health. The expected roll-out of this product is November 2001.

  Perfecta Cookware Appliance System

Perfecta Cookware Appliance System by Wearever is the first self-watching, self-basting, speed cooking system that can fry, steam, roast and bake on top of the stove in approximately one fourth of the time of conventional cooking processes. An entire meal can be placed in the cookware, whether the foods are frozen, dry or fresh, and the Perfecta System, with its patented Thermo-Speed technology, will cook each dish without having to watch, stir or flip the foods. The projected roll-out date for this product is December 2001.

  Air Bake

Airbake cooking sheets, pizza pans and cake pans, can be immediately taken out of the oven and placed directly on any surface without the potential risk of burning or scorching surfaces as with most conventional bakewear products. These Airbake products have a non-stick Wearever surface that provides even heat and comes with patented cooking feet that do not get hot. The projected roll-out date for this product is December 2001.

Spud Wizz

In 45 seconds, this unique potato peeling system can peel six-to-eight potatoes by use of a water flowing mechanism. A hose is connected to the unit and to the kitchen faucet, while the consumer cranks the handle of the dome containing the potatoes. The appliance whirls the potatoes through the flowing water while expelling the peels through an open spout into the sink. The Spud Wizz can also be used to peel carrots, apples, beets, radishes, turnips and yams. The projected roll-out date for this product is January 2002.

Tiger Gym

The Tiger Gym is a smooth, rocking motion, exercise machine that ergonomically positions the body to alleviate stress to the back and joints, while working the overall body. In addition to the exercise machine, the Tiger Gym also comes with a get Fit Kit that includes an instructional workout wall chart, a Sit and Get Fit instructional video, an advanced workout guide and a Tiger Gym Metabolic Optimizer herbal dietary supplement, which provides maintenance support for weight control management. The projected roll-out date for this product is March 2002.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

REVENUES

The Company's gross revenues for the nine months ended September 30, 2001 were $87,495,970 compared to $4,242,044 for the nine months ended September 30, 2000 (an increase of $83,253,926). Net sales were $80,417,308 compared to $3,840,309
(an increase of $76,576,999). The increases from the prior year were primarily attributed to the Company's expansion of its product line and aggressive marketing efforts. For the following products; the Body by Jake Bun and Thigh Rocker ($59.4 million in gross revenue), the Total Tiger ($14.8 million in gross revenue) and the Six Week Body Makeover ($11.9 million in gross revenue).

COST OF SALES

The Company's cost of sales increased $21,272,533 from the comparable period in 2000 to $22,641,171. The increase in the cost of sales was principally associated with the increase in revenue and is reflective of the Company's expansion efforts.

OPERATING EXPENSES

Operating expenses for the first nine months of 2001 were $66,926,781 as compared to $23,801,697 for the first nine months of 2000 (an increase of $43,125,084). The significant increase in operating expenses was primarily due to greater selling and marketing expenses and to a lesser extent, a loss on the issuance of shares and an increase in impairment expense.

Selling and marketing expenses of $56,747,052 increased $52,556,416 from the comparable period and reflect the concerted efforts of management to promote the Company's products. The Company promotes its products primarily through the purchase of media time and the use of twenty-eight minute infomercials. Media expense for the first nine months of 2001 was $29,591,942 as compared with $2,467,374 for the first nine months of 2000. Also contributing to the increase in selling and marketing expenses were increases in royalty expense ($9,111,937), shipping costs ($4,839,561), fulfillment costs ($2,601,863) and campaign management fees ($2,150,969). These increases were primarily attributed to the Company's significant increase in sales volume.

In the third quarter of 2001, the Company recognized a loss of $1,510,000 on the issuance of shares of the Company's common stock. This loss was attributed to an erroneous distribution of shares. Management of the Company intends to vigorously pursue a return of the shares or receive appropriate value for the shares. However, the probability that these shares will be returned or value received is not determinable.

The Company recognized impairment expenses of $1,569,525 in the third quarter of 2001 versus impairment expenses of $743,618 recognized in the first nine months of 2000. The current period impairment expense was primarily attributed to a write-off of $1,270,000 for prepaid advertising time that was purchased from a company that has subsequently filed for bankruptcy protection. Management of the Company intends to vigorously pursue a return of the funds. However, the probability that these funds will be returned is not determinable. The Company also recorded impairment expense in the current period of $175,000 for costs associated with the aborted Entreport merger and $124,525 for previously capitalized production costs on products no longer deemed to be viable.

The Company's depreciation and amortization expenses increased $692,080 from the comparable period to $1,020,909. This increase was primarily attributed to amortization expenses associated with capitalized licensing rights.

General and administrative expenses for the first nine months of 2001 were $6,079,295 as compared to $18,538,614 for the first nine months of 2000 (a decrease of $12,459,319). The decrease from the prior year was primarily attributed to lower consulting expenses (a decrease of $7,087,262 from the prior year) and a one time payment in the prior year of $3,307,428 as settlement for certain royalty claims.

LOSS FROM OPERATIONS

The Company's loss from operations for the first nine months ended September 30, 2001 was $9,150,644 versus a loss for the comparable period of $21,330,026. The improvement in the Company's results from operations from the prior year was primarily attributed the Company's ability to generate significantly higher revenue from the sales of its products.

OTHER INCOME AND EXPENSES AND EXTRAORDINARY ITEMS

Other expenses for the first nine months ended September 30, 2001 consisted primarily of interest expense of $3,009,728 versus $804,773 for the comparable period of 2000. The interest expense recognized by the Company was primarily associated with loans to fund the purchase of media time and inventory. In addition, during the first nine months of 2001, the Company recognized $1,564,592 of discount expense which was primarily due to embedded beneficial conversion features associated with convertible notes. In the prior year, the Company recognized $333,993 in discount expense for similar funding instruments.

NET LOSS

The Company's net loss for the first nine months of 2001 was $13,770,986 compared to a loss of $22,450,655 for the first nine months of 2000. The decrease in the Company's net loss was attributed to the implementation of a growth strategy to acquire and develop new products and aggressively market those products to the public. These efforts resulted in significantly higher revenue and improvement in the results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its working capital requirements through internally generated funds, the sale of shares of common stock, and proceeds from short-term borrowings, debentures and notes payable. As of September 30, 2001, the Company had working capital (current assets less current liabilities) of $315,714 as compared to working capital at December 31, 2001 of $652,262. Although the Company anticipates being able to meet its cash needs during the next three months, it may seek to issue corporate debt or equity securities in the event there are not enough internally generated resources to satisfy the Company's significant cash needs for the development of infomercials and other capital expenditures to expand the business and build the necessary infrastructure. Any debt incurred or issued by the Company may be secured or unsecured, at fixed or variable rates of interest and may be subject to such terms as the Company's board of directors deems prudent. Any sales of equity securities may be at or below current market rates for the Company's common stock. The Company expects any proceeds from such additional credit or sale of securities to be used primarily in the marketing and development of its product lines.

The Company is currently primarily marketing fitness equipment. Management believes these products are subject to seasonal trends and is partially attributed to a decrease in revenues in the third quarter of 2001. Management intends to expand its product line to mitigate this risk in the future.

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

                           Part II. Other Information

Item 1. Legal Proceedings

     What follows is a description of material legal proceedings that occurred during the quarter represented by this Quarterly Report on Form 10-QSB.

On December 11, 2000, a proceeding was commenced in the State Court of Fulton County, Georgia by Jeff Freedman against us and two of our officers. Plaintiff claims he was not fully paid royalties under an agreement he had entered into with National Boston Medical, Inc., a debtor in bankruptcy and our former parent. Plaintiff sought to recover damages in contract and in tort in the amount of $325,000 plus interest. In October, 2001 we entered into a settlement agreement with Mr. Freedman.

On or about April 23, 2001, Bristol DLP, LLC ("Bristol") filed a complaint in the United States District Court for the Southern District of New York
("SDNY") alleging that Infotopia had entered into an agreement with Bristol for the issuance of certain warrants and other good and valuable consideration in return for Bristol's purchase of a convertible debenture ("Debenture") to be issued by Infotopia. We have asserted in responsive pleadings that we deny liability, that we deny that there was a breach of contract, and that we deny plaintiffs sustained a loss. We have reached a tentative settlement in this matter.

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

On or about August 23, 2001, 26 former noteholders of ours sued us in the United States District Court for the Northern District of Ohio. Plaintiffs allege that they were induced by certain allegedly false statements by us to convert certain notes they held into common stock. Plaintiffs seek $5 million in compensatory damages. Registrant intends to vigorously defend this lawsuit, and cannot predict the ultimate resolution of the proceeding.

On or about September 27, 2001, 58 plaintiffs sued us in the United States District Court for the Northern District of Ohio. Plaintiffs allege that as a result of Registrant's alleged dissemination of certain materially false and misleading statements, they purchase Registrant stock at artificially inflated prices. Plaintiffs seek $5 million in compensatory damages. Registrant intends to vigorously defend this lawsuit, and cannot predict the outcome of this proceeding.

On or about November 2, 2001, a lawsuit was commenced in the Supreme Court of the State of New York, County of New York by J Group Holdings, Inc. and two of its principals alleging that we breached an alleged license agreement and the principals' consulting agreements. The plaintiffs are seeking damages in the approximate amount of $2,600,000. We intend to vigorously defend this lawsuit. We cannot predict the ultimate resolution of this proceeding.

Item 2. Changes in Securities and Use of Proceeds

Effective at the close of business on June 21, 2001, the Registrant effected a 1:200 reverse stock split, without changing the par value of its shares. The transactions below that occurred before such date reflect pre-split shares.

The following sets forth sales of unregistered securities during the period covered by this Quarterly Report on Form 10-QSB.

By private placement memoranda dated June 1, June 25, and July 13, 2001, an aggregate of 5,203,124 shares of Infotopia, Inc. common stock was sold to Thomson Kernaghan, for an aggregate consideration of $6,682,346.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the period covered by this Quarterly Report on Form 10-QSB. An Information Statement of Form 14C was filed with the United States Securities and Exchange Commission on April 6, 2001.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Reference is made to Registrant's Current Report on Form 8-K, filed July 27, 2001, which includes a copy of that certain Letter of Intent entered into by and among the Registrant and Infomerical Management Corporation et alia.

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


INFOTOPIA, INC.



By: /s/ Daniel Hoyng
   ------------------------------------------------
   Daniel Hoyng, Chief Executive Officer


Dated: November 19, 2001



By: /s/ Marek Lozowicki
   ------------------------------------------------
   Marek Lozowicki, Acting Chief Accounting Officer


Dated: November 19, 2001