Form 10QSB/A
period 2001-03-31
INFOTOPIA INC
filed 2001-11-20
CIK 1066759

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

                                                                    At                  At
                                                              March 31, 2001     December 31, 2000
                                                               (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                                 $   194,742          $  787,150
     Accounts receivable -- net of 513,231 and $218,254          8,405,298             934,392
     Inventory                                                   2,168,047             418,689
     Loan Receivable                                               200,000                  --
     Subscription Receivable                                     1,356,914                  --
     Prepaid expenses and other current assets                   2,686,892             268,051
     Employee Advances                                              73,754              65,485
     Investments in marketable securities, at fair value           180,000             174,000
                                                                ----------           ---------
          Total current assets                                  15,265,647           2,647,767

PROPERTY AND EQUIPMENT, less accumulated depreciation
     of $273,339 and $255,383                                      277,236             239,773

CAPITALIZED PRODUCTION COSTS, less accumulated
     amortization of $-0- and $-0-                               1,006,249             690,475


OTHER ASSETS
     Licenses and other intangibles, less accumulated
      amortization of $498,423 and $318,970                      4,333,154           2,415,307
     Deposits                                                    1,102,233             212,143
                                                               -----------          ----------
          TOTAL ASSETS                                         $21,984,519          $6,205,465
                                                               ===========          ==========

The accompanying notes are an integral part of these consolidated financial statements.

                         INFOTOPIA, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                        At                  At
                                                  March 31, 2001   December 31, 2000
                                                  --------------   -----------------
                                                   (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses          $ 1,741,526       $  1,798,620
     Due to Employees                                         -            108,723
     Debentures                                         545,000             50,000
     Short Term Note Payables to Stockholders           832,401                  -
     Stock to be issued for Cash/Services             1,087,831                  -
     Media & A/R Loans Payable                        5,138,068                  -
     Deferred Revenue                                 2,513,659             38,162
                                                    -----------       ------------
          Total Current Liabilities                  11,858,485          1,995,505
                                                    -----------       ------------

LONG-TERM LIABILITIES
     Convertible Debenture                                    -            600,000
                                                    -----------       ------------
          TOTAL LIABILITIES                          11,858,485          2,595,505
                                                    -----------       ------------
STOCKHOLDERS' EQUITY
     Preferred Stock: $.001 par value,
      10,000,000 shares authorized; shares
      issued and outstanding: 8,100,000
      at 3/31/01 and -0- at 12/31/00                      8,100                  -
     Common stock: $.001 par value, 190,000,000
      shares authorized; shares issued and
      outstanding: 189,996,000 at 3/31/01
      and 172,236,005 at 12/31/00                       189,996            172,236

     Additional paid-in-capital                      47,130,249         41,440,254

     Accumulated deficit                            (37,232,311)       (38,026,530)
     Unrealized gain on marketable securities            30,000             24,000
                                                    -----------       ------------
     Total stockholders' equity                      10,126,034          3,609,960
                                                    -----------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $21,984,519       $  6,205,465
                                                    ===========       ============


The accompanying notes are an integral part of these consolidated financial statements.

                         INFOTOPIA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   UNAUDITED


                                                           For the three months ended March 31,
                                             ------------------------------------------------------------------
                                                           2001                              2000
                                             --------------------------------  --------------------------------
REVENUE
     Sales, net of returns and allowances
       of $973,993 and $115,252              $                     21,845,422   $                        807,229
$

COST OF SALES                                                       6,218,566                            266,650
                                             --------------------------------   --------------------------------

GROSS PROFIT                                                       15,626,856                            540,579
                                             --------------------------------   --------------------------------

OPERATING EXPENSES
     General and administrative                                     1,171,881                          1,502,721
     Selling and marketing                                         12,170,504                            839,935
     Depreciation and amortization                                    197,408                            135,570
                                             --------------------------------   --------------------------------
          Total operating expenses                                 13,539,793                          2,478,226
                                             --------------------------------   --------------------------------

INCOME (LOSS) FROM OPERATIONS                                       2,087,063                         (1,937,647)

OTHER EXPENSES
     Interest expense                                                 505,953                             95,302
     Discount expense                                                 786,891
                                             --------------------------------   --------------------------------
          Total other expenses                                      1,292,844                             95,302

INCOME (LOSS) BEFORE INCOME TAXES                                     794,219                         (2,032,949)

INCOME TAXES                                                                -                                -
                                             --------------------------------   --------------------------------

NET INCOME (LOSS)                            $                        794,219                         (2,032,949)
                                             ================================   ================================
Earnings (Loss) per share:
     Basic                                   $                           0.84   $                             -
                                             ================================   ================================
     Diluted                                 $                           0.76   $                             -
                                             ================================   ================================
Weighted Average Shares Outstanding:
     Basic                                                            946,033                                 -
                                             ================================   ================================
     Diluted                                                        1,046,428                                 -
                                             ================================   ================================


The accompanying notes are an integral part of these consolidated financial statements.

                         INFOTOPIA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                                   UNAUDITED


                                                                         At                At
                                                                    March 31, 2001   March 31, 2000
                                                                    --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)                                                     $    794,219     $(2,032,949)
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities
          Bad debt and sales returns                                       371,773          22,530
          Non-cash interest                                                860,891              --
          Depreciation and amortization                                    197,408         135,570
          Stock to be issued                                               502,631              --
          Issuance of stock options, less deferred compensation             15,636              --
Changes in assets and liabilities
          Accounts receivable - trade                                   (7,842,680)         43,286
          Subscriptions receivable                                      (1,356,914)             --
          Inventory                                                     (1,749,358)         94,560
          Prepaid expenses                                              (2,418,841)        837,366
          Other assets                                                    (316,991)             --
          Due to affiliates                                                     --      (1,121,316)
          Accounts payable and accrued expenses                            (57,094)      1,895,616
          Deferred revenue                                               2,475,496         213,309
          Deposits                                                        (890,090)             --
                                                                       -----------      ----------
Net cash (used in) provided by  operating activities                    (9,413,914)         87,972
                                                                       -----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                    (55,419)        (12,283)
     Capitalized production costs                                         (315,774)       (256,930)
     Licenses and other intangibles                                     (1,800,000)             --
                                                                       -----------      ----------
Net Cash used in investing activities                                   (2,171,193)       (269,213)
                                                                       -----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of debt                                      6,570,470          93,911
     Payments on debt                                                           --         (27,145)
     Proceeds from stock to be issued                                      585,200              --
     Sale of common stock                                                3,837,029              --
                                                                       -----------      ----------
Net cash provided by financing activities                               10,992,699          66,766
                                                                       -----------      ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 (592,408)       (114,475)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                              787,150         119,054
                                                                       -----------      ----------

CASH AND CASH EQUIVALENTS - END OF YEAR                                $   194,742      $    4,579
                                                                       ===========      ==========
SUPPLEMENTAL INFORMATION:
          Interest paid                                                $   627,794              --
                                                                       ===========      ==========
          Income taxes paid                                            $        --              --
                                                                       ===========      ==========


The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES

During the three months ended March 31, 2001 the company:

   -- 8,500,000 shares were issued in April for the purchase of the J. Group skin care license for a total value of $797,300

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

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

                  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's December 31, 2000 annual report included in SEC Form 10-KSB/A.

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

NOTE 6 - INTANGIBLES

         Intangibles are summarized as follows:

                                                             March 31, 2001       December 31, 2000
                                                             --------------       -----------------
      Goodwill                                                 $   880,277           $  880,277
      Bun & Thigh License                                        2,770,000            1,770,000
      Prosteo License                                               84,000               84,000
      J. Group - skin care line                                    797,300                 --
      Provida License                                              300,000                 --
                                                               -----------           ----------
                                                               $ 4,831,577           $2,734,277

      Less: accumulated amortization                               498,423              318,970
                                                               -----------           ----------
      Total intangibles - net                                  $ 4,333,154           $2,415,307
                                                               ===========           ==========



         Amortization expense for the quarters ended March 31, 2001 and 2000 was $179,453 and $44,013, respectively.

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
                                                                ==========           ==========

NOTE 8 - DEFERRED REVENUE

         Deferred revenue is summarized as follows:

                                                              March 31, 2001      December 31, 2000
                                                              --------------      -----------------
      Bun & Thigh                                               $1,769,070            $38,162
      Total Tiger                                                  666,081               --
      Medicus                                                       78,508               --
                                                                ----------            -------
           Total Deferred Revenue                               $2,513,659            $38,162
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

         22

NOTE 11 - GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2001 the company has an accumulated deficit of $37,232,311 and a current profit of $794,219. Based upon the Company's plan of operation, the Company anticipates that existing resources, together with funds generated from operations, will generate sufficient funds to fund the Company's working capital.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

NET INCOME

Net income for the first three months of 2001 was $794,219 compared to a loss of ($2,032,949) for the first three months of 2000. The increase in net income was attributed to the implementation of the Company's growth strategy to acquire and develop new products and aggressively markets those products to the public. These efforts resulted in significantly higher revenue and improvement in the results of operations.

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

OPERATING EXPENSES

Operating expenses for the first three months of 2001 were $13,539,793 as compared to $2,478,226 for the first three months of 2000 (an increase of $11,061,567). The significant increase in operating expenses was primarily due to greater selling and marketing expenses.

Selling and marketing expenses of $12,170,504 increased by $11,330,569 from the comparable period and reflect the concerted efforts of management to promote the Company's products. The Company promotes its products primarily through the purchase of media time and the use of twenty-eight minute infomercials. For the first three months of 2001, the Company incurred media expenses of $6,955,370 compared with $400,675 incurred for the first three months of 2000.

General and administrative expenses for the first three months of 2001 were $1,171,881 as compared to $1,502,721 for the first three months of 2000 (a decrease of $330,840). The decrease from the previous period was primarily attributed to the significant costs in incurred in the previous period that pertained to professional services in establishing the Company as a public entity.

INCOME FROM OPERATIONS

The Company's income from operations was $2,087,063 for the three months ended March 31, 2001 as compared with a loss of $1,937,647 for the three months ended March 31, 2000. The increase in income from operations reflects the strategies implemented by the Company's management team to generate significantly higher revenue and improve the results from operations.

OTHER INCOME AND EXPENSES AND EXTRAORDINARY ITEMS

Other expenses for the three months ended March 31, 2001 consisted of discount expense of $786,891 and interest expense of $505,953. For the period ended March 31, 2000, other expenses consisted solely of interest expense ($95,302). During the first three months of 2001, the Company recognized $786,891 of discount expense due to embedded beneficial conversion features associated with convertible notes. The interest expense recognized by the Company was primarily associated with loans to fund the purchase of media time.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its working capital requirements through internally generated funds, the sale of shares of common stock, and proceeds from short-term borrowings, debentures and notes payable. As of March 31, 2001, the Company had working capital (current assets less current liabilities) of $3,407,162 as compared with working capital at December 31, 2000 of $652,262. Although the Company anticipates being able to meet its cash needs during the next nine months, it may seek to issue corporate debt or equity securities in the event there are not enough internally generated resources to satisfy the Company's significant cash needs for the development of infomercials and other capital expenditures to expand the business and build the necessary infrastructure. Any debt incurred or issued by the Company may be secured or unsecured, at fixed or variable rates of interest and may be subject to such terms as the Company's board of directors deems prudent. Any sales of equity securities may be at or below current market rates for the Company's common stock. The Company expects any proceeds from such additional credit or sale of securities to be used primarily in the marketing and development of its product lines.

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

                         INFOTOPIA, INC.
                         (Registrant)


                         By:/S/ Daniel Hoyng
                            -------------------------------------------------
                            Daniel Hoyng, Chairman, CEO & Director


                         By:/S/ Marek Lozowicki
                            -------------------------------------------------
                             Marek Lozowicki, Acting Chief Financial Officer




                         November 20, 2001