Form 10QSB/A
period 2001-06-30
INFOTOPIA INC
filed 2001-11-20
CIK 1066759

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

Part I. Financial Information

Item 1. Financial Statements

                         INFOTOPIA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                       At                 At
                                                                 June 30, 2001    December 31, 2000
                                                                 -------------    -----------------
                                                                  (Unaudited)
CURRENT ASSETS
       Cash and cash equivalents                                  $ 1,428,332        $   787,150
       Accounts receivable - net of $680,026 and $218,254          11,120,501            934,392
       Inventory                                                    2,990,203            418,689
       Loans Receivable                                               700,000                 --
       Subscription Receivable                                      2,100,000                 --
       Prepaid expenses and other current assets                    2,722,568            268,051
       Employee Advances                                               78,555             65,485
       Investments in marketable securities, at fair value             48,000            174,000
                                                                  -----------        -----------
            Total current assets                                   21,188,159          2,647,767


PROPERTY AND EQUIPMENT, less
       accumulated depreciation
       of $300,878 and $ 255,383                                      422,177            239,773

CAPITALIZED PRODUCTION COSTS, less
       accumulated amortization of  $-39,453- and $-0-              1,475,766            690,475

OTHER ASSETS
       Licenses and other intangibles, less accumulated
         amortization of $814,018 and $318,970                      5,417,559          2,415,307
       Loans Receivable - Related Parties,
         net of current portion                                     2,386,547                 --
       Deposits                                                     1,582,286            212,143
                                                                  -----------        -----------
            TOTAL ASSETS                                          $32,472,494        $ 6,205,465
                                                                  ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

\                         INFOTOPIA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                       At                At
                                                                 June 30, 2001    December 31, 2000
                                                                 -------------    -----------------
                                                                   (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Accounts payable and accrued expenses                      $  2,670,236         $  1,798,620
       Due to Employees                                                     --              108,723
       Debentures                                                           --               50,000
       Short Term Notes Payable to Stockholders                        594,090                   --
       Media & A/R Loans Payable                                     4,253,433                   --
       Bank Loans                                                    2,206,178                   --
       Deferred Revenue                                              1,968,563               38,162
                                                                  ------------         ------------
            Total Current Liabilities                               11,692,500            1,995,505
                                                                  ------------         ------------

LONG-TERM LIABILITIES
       Convertible Debenture                                                --              600,000
                                                                  ------------         ------------
         TOTAL LIABILITIES                                          11,692,500            2,595,505
                                                                  ------------         ------------
STOCKHOLDERS' EQUITY
       Common stock: $.001 par value, 500,000,000
         shares authorized; shares issued and outstanding:
         7,168,095 (post 1:200 reverse split) at 6/30/01
         and 172,236,005 at 12/31/00                                     7,168              172,236

       Additional paid-in-capital                                   60,935,046           41,440,254

       Accumulated deficit                                         (39,167,720)         (38,026,530)
       Unrealized gain/(loss) on marketable securities                (102,000)              24,000
       Deferred Compensation                                          (892,500)                  --
                                                                  ------------         ------------
       Total stockholders' equity                                   20,779,994            3,609,960
                                                                  ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 32,472,494         $  6,205,465
                                                                  ============         ============

The accompanying notes are an integral part of these consolidated financial statements.

                         INFOTOPIA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                For the three months ended               For the six months ended
                                                         June 30,                                 June 30,
                                            ------------------------------------     -----------------------------------
                                                2001                    2000                 2001               2000
                                            --------------       ---------------     ----------------      -------------
REVENUE
       Sales (Gross)                        $ 37,528,764          $      729,884        $  60,347,209          1,652,365
       Less: Sales Returns and
               Allowances                      2,637,654                  39,388            3,610,677            154,640
                                            ------------          --------------        -------------      -------------
            Net Sales                         34,891,110                 690,496           56,736,532          1,497,725

COST OF SALES                                  9,850,560                 131,573           16,069,126            398,223
                                            ------------          --------------        -------------      -------------
GROSS PROFIT                                  25,040,550                 558,923           40,667,406          1,099,502
                                            ------------          --------------        -------------      -------------
OPERATING EXPENSES
       General and administrative              1,401,121               3,865,445            2,573,002          5,368,166
       Selling and marketing                  23,940,375                 266,604           36,110,879          1,106,539
       Depreciation and amortization             382,588                 154,875              579,996            290,445
       Impairment expense                             --                 575,038                   --            575,038
                                            ------------          --------------        -------------      -------------
            Total operating expenses          25,724,084               4,861,962           39,263,877          7,340,188
                                            ------------          --------------        -------------      -------------

INCOME (LOSS) FROM OPERATIONS                   (683,534)             (4,303,039)           1,403,529         (6,240,686)

OTHER EXPENSES
       Interest expense                        1,171,875                  72,939            1,677,828            168,241
       Discount expense                           80,000                      --              866,891                 --
                                            ------------          --------------        -------------      -------------
            Total other expenses               1,251,875                  72,939            2,544,719            168,241
                                            ------------          --------------        -------------      -------------

LOSS BEFORE INCOME TAXES                      (1,935,409)             (4,375,978)          (1,141,190)        (6,408,927)

INCOME TAXES                                          --                      --                   --                 --
                                            ------------          --------------        -------------      -------------
NET INCOME (LOSS)                           $ (1,935,409)         $   (4,375,978)       $  (1,141,190)        (6,408,927)
                                            ============          ==============        =============      =============

Loss per share:
     Basic and Diluted                      $      (0.66)         $       (53.02)       $       (0.59)           (154.46)
                                            ============          ==============         ============      =============

Weighted Average Shares Outstanding:
     Basic and  Diluted                        2,908,794                  82,531            1,932,835             41,493
                                            ============          ==============         ============      =============


The accompanying notes are an integral part of these consolidated financial statements.

                         INFOTOPIA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                                    UNAUDITED

                                                                           At                At
                                                                     June 30, 2001     June 30, 2000
                                                                     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)                                                    $ (1,141,190)        (6,408,927)
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities
        Bad debt and sales returns                                        538,488             67,902
        Non-cash interest                                                 866,891                -
        Depreciation and amortization                                     579,996            290,445
        Impairment of long term assets                                        -              575,038
        Issuance of stock for compensation                              1,020,000                368
        Issuance of stock for consulting & legal services               1,160,000          2,283,823
        Issuance of stock for purchase of license                         797,301                -
        Issuance of stock for deferred compensation                       770,550             75,888
        Insurance of stock as part of spinoff & reverse acquisition           -               34,703
Changes in assets and liabilities
        Accounts receivable - trade                                   (10,724,596)            60,765
        Subscriptions receivable                                       (2,100,000)               -
        Inventory                                                      (2,571,514)          (176,779)
        Loans receivable                                               (3,086,547)               -
        Prepaid expenses                                               (4,229,617)         1,521,597
        Accounts payable and accrued expenses                             871,616          2,804,586
        Due to affiliates                                                     -             (946,355)
        Deferred revenue                                                1,930,400           (336,691)
        Deposits                                                       (1,370,143)           (14,000)
        Change in other assets and liabilities                           (127,796)           (23,870)
                                                                     ------------       ------------
Net cash used in operating activities                                 (16,816,161)          (191,507)
                                                                     ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                  (227,899)           (32,282)
     Capitalized production Costs                                        (824,744)          (191,313)
     Licenses and other intangibles                                    (3,497,299)               -
                                                                     ------------       ------------
Net Cash used in investing activities                                  (4,549,942)          (223,595)
                                                                     ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of debt                                     8,253,701            841,905
     Payments on debt from affiliates                                           -            (32,528)
     Payments on debt                                                     (50,000)          (210,493)
     Sale of common stock                                              13,803,584                -
                                                                     ------------       ------------
Net cash provided by financing activities                              22,007,285            598,884
                                                                     ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 641,182            183,782

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                             787,150            119,054
                                                                     ------------       ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                              $  1,428,332            302,836
                                                                     ============       ============

SUPPLEMENTAL INFORMATION:
        Interest paid                                                $        -                  -
                                                                     ============       ============
        Income taxes paid                                            $        -                  -
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

            In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December
            31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's
            December 31, 2000 annual report included in SEC Form 10-KSB/A.

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

      l)    Intangibles

            Intangible consist of goodwill and license costs. Goodwill represents costs in excess of net assets acquired in connection with businesses acquired. Goodwill is amortized over 15 years. License costs are being amortized over the lives of the license agreements.

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

NOTE 2 - PREPAID EXPENSES

            Prepaid expenses are summarized as follows:

                                                                             Jun 30, 2001      December 31, 2000
                                                                             -------------     -----------------
            Legal and professional services                                  $    327,563               $ 15,794
            Prepayment for Media                                                1,223,494                  --
            Advertising                                                           957,499                  --
            Prepayment for Insurance                                              138,881                  --
            Prepayment for Rent                                                    45,000                  --
            Prepayment for Leases                                                  25,011                  --
            Prepayment for inventory                                                5,120                163,208
            Prepayment for taxes                                                    --                     5,000
            Prepayment for royalties                                                --                    74,844
            Interest Receivable                                                     --                     9,205
                                                                             ------------               ----------

              Total prepaid expenses and other current assets           $  2,722,568        $268,051
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

NOTE 5 - CAPITALIZED PRODUCTION COSTS

            Capitalized production costs are summarized as follows:

                                                     Jun 30, 2001     December 31, 2000
                                                     ------------     -----------------
            Total Tiger                                $  463,921          $350,000
            Prostate-Osteo                                440,690           250,000
            Kitchenware Set                               185,000             --
            Fitness Equipment Set                         200,000             --
            Medicus Dual 2000                              63,466            10,000
            Spudwizz                                       41,667             --
            Cathi Graham                                   40,000            20,000
            Facial Spa                                     29,475            29,475
            Robert Allen                                   20,000            20,000
            Cooking Saddle                                 20,000             --
            Rejuvicare                                     11,000            11,000
                                                       ----------          ---------
                                                       $1,515,219          $690,475

            Less:  accumulated amortization                39,453             --
                                                        ----------         ---------
            Capitalized production costs, net          $1,475,766          $690,475
                                                       ==========          =========

     Production cost amortization for the first six months and the quarter ended June 30, 2001 was $39,453, and $0 for the quarter and six months ended June 30, 2000.

NOTE 6 - INTANGIBLES

            Intangibles are summarized as follows:

                                                  Jun 30, 2001           December 31, 2000
                                                  ------------           -----------------
            Bun & Thigh License                    $ 2,770,000             $1,770,000
            Provida License                          1,200,000                 --
            Goodwill                                   880,277                880,277
            J. Group - skin care line                  797,300                 --
            Safeshield                                 500,000                 --
            Prosteo License                             84,000                 84,000
                                                   -----------              ----------
                                                   $ 6,231,577              $2,734,277
            Less: accumulated amortization             814,018                 318,970
                                                   -----------              ----------
            Total intangibles - net                $ 5,417,559              $2,415,307
                                                   ===========              ==========

            Amortization expense for the quarter ended and the first six months June 30, 2001 was $315,596 and $495,048, respectively. Amortization expense for the quarter ended and the first six months June 30, 2000 was $94,488 and $138,501, respectively.

NOTE 7 - ACCOUNTS PAYABLE

            Accounts payable and accrued expenses consist of the following:

                                                      Jun 30, 2001             December 31, 2000
                                                      ------------             -----------------
            Accrued liabilities - product               $1,695,138             $        --
            Sales Tax Payable                              546,998                      --
            Accounts payable - regular trade               239,269               1,253,202
            Accrued liabilities - regular trade            188,831                 545,418
                                                        ----------              ----------
              Total                                     $2,670,236              $1,798,620
                                                        ==========              ==========

NOTE 8 - DEFERRED REVENUE

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

NOTE 9 - DEFERRED COMPENSATION

            On April 11, 2001, the Company issued 50,000 shares of Common Stock to certain employees, valued at $1,020,000 as deferred compensation, which will be recognized over the next two years. At June 30, 2001, the remaining deferred compensation balance was $892,500.

NOTE 10 - RELATED PARTY TRANSACTIONS

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

     On February 14, 2001, the Company borrowed $166,667 from Ernest Zavoral in the form of a media funding agreement bearing interest at a rate of 2% per week. The purpose of this borrowing was to provide the Company with capital to buy media time for the airing of infomercials. The interest rate was based on current industry standards. This agreement was repaid by a distribution of a 235,294 shares of the Company's common stock on August 14, 2001. The value of the shares distributed was $240,000.

     On February 14, 2001, the Company borrowed $166,667 from Marek Lozowicki in the form of a media funding agreement bearing interest at a rate of 2% per week. The purpose of this borrowing was to provide the Company with capital to buy media time for the airing of infomercials. The interest rate was based on current industry standards. This agreement was repaid by payments of $156,182 and a distribution of a 282,402 shares of the Company's common stock on August 14, 2001. The value of the shares distributed was $84,721 (as amended).

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

     On April 11, 2001, the Company loaned $525,831 to Marek Lozowicki. This loan was repaid to the Company on August 14, 2001 by a return of 189,148 of the Company's common shares, which were returned to treasury stock. The price per share of the shares returned was $2.78. The purpose of this loan was to provide such officer with funds to exercise certain options.

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

     On May 29, 2001, Ernest Zavoral provided to KMI, Inc. 55,000 shares of Infotopia, Inc. common shares from his personal holdings as payment for investor relation services to be provided to the Company. The value of the shares distributed to KMI, Inc. was $308,000. As repayment of the amount incurred on behalf of the Company, Mr. Zavoral was paid $165,000 on June 9, 2001 and $100,000 on June 19, 2001. On August 14, 2001, the Company distributed 42,157 shares of common stock as payment of the remaining $43,000 owed to him.

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

     In June and July of 2001, the Company issued $400,000 to Dan Hoyng for the purpose of constructing kitchen and fitness production sets for the filming of infomercials at his residence on behalf of the Company.

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

LOANS RECEIVABLE -- RELATED PARTIES

                                                June 30, 2001              December 31, 2000
                                                -------------              -----------------
EMPLOYEE                                            AMOUNT
Daniel Hoyng                                     $  852,528                $ 29,715
Ernest Zavoral                                      694,174                   --
Marek Lozowicki                                     525,554                  19,516
Clinton Smith                                        79,005                   --
Other Employees                                     313,841                  16,254
                                                 -----------                -------
   Gross                                          2,465,102                  65,485
   Less: current Portion                             78,555                  65,485
                                                -----------                 -------
   Total-Net of currrent Portion                 $2,386,547                $     --

SHORT TERM NOTE PAYABLES TO STOCKHOLDERS

EMPLOYEE                                          AMOUNT
Ernest Zavoral                                   $278,809               $ 36,956
Marek Lozowicki                                   272,217                   --
Daniel Hoyng                                       43,064                 71,767
                                                 -----------            --------
   Total                                         $594,090               $108,723
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

            Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax asset and liabilities are as follows:

            Deferred Tax Assets
              Loss Carry-forwards                               $13,317,025
              Less: Valuation allowance                         (13,317,025)
                                                               ------------
            Net Deferred Tax Assets                             $       -
                                                               ============

            Net operating loss carry-forwards expire starting in 2007 through 2019. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

NOTE 12 - GOING CONCERN

            The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2001 the company has an accumulated deficit of $39,167,720 and a current loss of $1,141,190. Based upon the Company's plan of operation, the Company anticipates that existing resources, together with funds generated from operations, will generate sufficient funds to fund the Company's working capital.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

NET INCOME

The Company's net loss for the first six months of 2001 was $1,141,190 or $0.54 per diluted share compared to a loss of $6,408,927 or $154.46 per diluted share for the first six months of 2000. The increase in net income and diluted earnings per share was attributed to the implementation of the Company's growth strategy to acquire and develop new products and aggressively market those products to the public. These efforts resulted in significantly higher revenue and improvement in the results of operations.

REVENUES

During the first six months of 2001, the Company's gross revenues were $60,347,209 compared to $1,652,365 for the first six months of 2000 (an increase of $58,694,844). Net sales were $56,736,532 compared to $1,497,725 (an increase of $55,238,807). The increases from the prior year were primarily attributed to the Company's expansion of its product line and aggressive marketing efforts. For the first six months of 2001, the majority of the Company's revenue was generated by the following products; the Body by Jake Bun and Thigh Rocker ($45.6 million in gross revenue), the Total Tiger ($9.3 million in gross revenue) and the Six Week Body Makeover ($4.2 million in gross revenue).

COST OF SALES

The Company's cost of sales increased $15,670,903 from the comparable period in 2000 to $16,069,126. The increase in the cost of sales was principally associated with the increase in revenue and is reflective of the Company's expansion efforts.

OPERATING EXPENSES

Operating expenses for the first six months of 2001 were $39,263,877 as compared to $7,340,188 for the first six months of 2000 (an increase of $31,923,689). The significant increase in operating expenses was primarily due to greater selling and marketing expenses.

Selling and marketing expenses of $36,110,879 increased $35,004,340 from the comparable period and reflect the concerted efforts of management to promote the Company's products. The Company promotes its products primarily through the purchase of media time and the use of twenty-eight minute infomercials. Media expense for the first six months of 2001 were $20,994,907 as compared with $501,154 for the first six months of 2000.

The Company's depreciation and amortization expenses increased $289,551 from the comparable period to $579,996. This increase was primarily attributed amortization expenses associated with capitalized licensing rights.

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

INCOME FROM OPERATIONS

The Company's income from operations was $1,403,529 for the six months ended June 30, 2001 as compared with a loss of $(6,240,686) for the six months ended June 30, 2000. The increase in income form operations reflects the strategies implemented by the Company's management team to generate significantly higher revenue and improve the results from operations.

OTHER INCOME AND EXPENSES AND EXTRAORDINARY ITEMS

Other expenses for the six months ended June 30, 2001 consisted primarily of interest expense of $2,544,719, versus $168,241 for the comparable period of 2000. The interest expense recognized by the Company was primarily associated loans to fund the purchase of media time. In addition, during the first six months of 2001, the Company recognized $866,891 of discount expense due to the embedded beneficial conversion features associated with convertible notes.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its working capital requirements through internally generated funds, the sale of shares of common stock, and proceeds from short-term borrowings, debentures and notes payable. As of June 30, 2001, the Company had working capital (current assets less current liabilities) of $9,495,659 as compared to working capital at December 31, 2000 of $652,262. The increase in the Company's working capital was primarily attributed to increases in accounts receivable ($10,186,109), prepaid expenses ($3,337,117), subscriptions receivable ($2,100,000) and inventory ($2,571,514), partially offset by an increase in media and A/R loans payable ($4,253,433). Although the Company anticipates being able to meet its cash needs during the next six months, it may seek to issue corporate debt or equity securities in the event there are not enough internally generated resources to satisfy the Company's significant cash needs for the development of infomercials and other capital expenditures to expand the business and build the necessary infrastructure. Any debt incurred or issued by the Company may be secured or unsecured, at fixed or variable rates of interest and may be subject to such terms as the Company's board of directors deems prudent. Any sales of equity securities may be at or below current market rates for the Company's common stock. The Company expects any proceeds from such additional credit or sale of securities to be used primarily in the marketing and development of its product lines.

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

INFOTOPIA, INC.


By: /s/ Daniel Hoyng
    ----------------------------------------
    Daniel Hoyng, Chief Executive Officer


By: /s/ Marek Lozowicki
    ----------------------------------------
    Marek Lozowicki, Acting Chief Financial Officer







Dated: November 20, 2001