Form 10QSB/A
period 2001-09-30
INFOTOPIA INC
filed 2001-11-20
CIK 1066759

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

                        INFOTOPIA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                    At                    At
                                                                            September 30, 2001     December 31, 2000
                                                                            ------------------     -----------------
                                                                               (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses..................................      $  3,534,666           $  1,798,620
  Due to employees.......................................................                --                108,723
  Convertible debenture..................................................                --                 50,000
  Loans payable -- related parties.......................................           272,835                     --
  Promissory notes payable...............................................           850,000                     --
  Media & A/R loans payable..............................................         5,217,727                     --
  Deferred revenue.......................................................           681,996                 38,162
                                                                               ------------           ------------
      Total current liabilities..........................................        10,557,224              1,995,505

LONG-TERM LIABILITIES
  Convertible debenture..................................................           696,987                600,000
                                                                               ------------           ------------
    TOTAL LIABILITIES....................................................        11,254,211              2,595,505
                                                                               ------------           ------------
STOCKHOLDERS'  EQUITY
  Common stock: $.001 par value, 500,000,000 shares authorized;
    shares issued and outstanding: 14,309,070
    (post 1:200 reverse split) at 9/30/01 and 172,236,005 at 12/31/00....            14,309                172,236

  Additional paid-in-capital.............................................        64,506,083             41,440,254
  Accumulated deficit....................................................       (51,797,516)           (38,026,530)
  Deferred compensation..................................................          (630,000)                    --
  Unrealized gain/(loss) on marketable securities........................          (120,000)                24,000
                                                                               ------------           ------------
                                                                                 11,972,876              3,609,960

  Less Treasury stock at cost............................................        (2,150,881)                    --

  Total stockholders' equity.............................................         9,821,995              3,609,960
                                                                               ------------           ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................      $ 21,076,206           $  6,205,465
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

                         INFOTOPIA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED
                                   UNAUDITED

                                                                   At                    At
                                                           September 30, 2001    September 30, 2000
                                                           ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss................................................      $(13,770,986)         $(22,450,654)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities
      Bad debt..........................................           856,528               305,999
      Non-cash interest.................................         1,564,592                    --
      Depreciation and amortization.....................         1,020,909               328,829
      Impairment loss...................................         1,569,525               743,618
      Loss on disposal of assets........................            55,409                    --
      Issuance of stock for compensation................           390,000                 4,318
      Issuance of stock for consulting & legal services.           997,008            13,205,149
      Issuance of stock as part of spinoff & reverse
        acquisition.....................................                --                34,703
      Loss on issuance of stock.........................         1,510,000                    --
      Unrealized loss on marketable securities..........          (144,000)                   --
Changes in assets and liabilities
      Accounts receivable -- trade......................        (4,785,782)           (1,942,083)
      Subscriptions receivable..........................          (100,000)             (383,700)
      Inventory.........................................        (1,154,106)             (519,836)
      Loans receivable..................................          (802,500)                   --
      Prepaid compensation & loans receivable -- related
      party.............................................          (511,423)             (301,553)
      Loans to officers.................................        (9,951,160)                   --
      Settlement receivable.............................           (75,000)                   --
      Prepaid expenses..................................        (2,693,889)            1,349,497
      Deposits on investments...........................          (350,000)                   --
      Investments.......................................                --              (444,444)
      Changes in other assets and liabilities...........          (227,717)              318,901
      Accounts payable and accrued expenses.............         1,736,045             2,390,006
      Due to affiliates.................................                --              (746,355)
      Deferred Revenue..................................           643,834             1,408,940
      Fulfillment/Card processing cash reserves.........          (997,570)              (52,169)
                                                              ------------          ------------
Net cash used in operating activities...................       (25,220,283)           (6,750,724)
                                                              ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment....................          (268,013)             (140,003)
  Capitalized production costs..........................          (978,298)                   --
  Deposit on acquisition................................        (1,000,000)                   --
  Licenses and other intangibles........................        (3,250,000)                   --
                                                              ------------          ------------
Net Cash used in investing activities...................        (5,496,311)             (140,003)
                                                              ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of debt........................         8,238,788             7,021,902
  Payments on debt by affiliates........................                --               (72,528)
  Payments on debt......................................                --            (1,052,061)
  Sale of common stock..................................        22,614,079             2,096,906
                                                              ------------          ------------
Net cash provided by financing activities...............        30,852,867             7,994,219
                                                              ------------          ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS...............           136,273             1,103,492

CASH AND CASH EQUIVALENTS -- BEGINNING OF PERIOD........           787,150               119,054
                                                              ------------          ------------
CASH AND CASH EQUIVALENTS -- END OF PERIOD..............      $    923,423          $  1,222,548
                                                              ============          ============
SUPPLEMENTAL INFORMATION:
      Interest paid.....................................      $   2,944,37          $         --
                                                              ============          ============
      Income taxes paid.................................      $         --          $         --
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

          On April 25, 2000, Dr. Abravanel's Formula, Inc., a Nevada corporation
          (DABV), acquired Infotopia in a share exchange in which 100% of the outstanding stock of Infotopia, Inc. was exchanged for 72% of the common stock of DABV. Subsequent to the share exchange, DABV changed its name to Infotopia, Inc. (IFTP). On June 25, 2001 Infotopia, Inc. changed its symbol to IFTA.

          The accompanying financial statements include the accounts of Infotopia, Inc. (a Nevada corporation), and its subsidiaries Infotopia, Inc. (an Ohio corporation) and East Side Venture
          Partners LLC (a limited liability Company organized under the State of New York).

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

          In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's December 31, 2000 annual report included in SEC Form 10-KSB/A.

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

q)   Recent Accounting Pronouncement

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling of interests method of accounting for business combinations, initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001, and for purchase business combinations completed on or after July 1, 2001. Upon adoption of SFAS 142, which is effective for the fiscal year beginning January 1, 2002, the Company is required to reclassify, if necessary, the carrying amounts of intangible assets and goodwill, based on the criteria in SFAS 141. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment, at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.

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

\
NOTE 5 -- DEPOSIT ON INVESTMENTS

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

     Amortization expense for capitalized production costs was $44,644 and $70,827 for the quarter and nine months ended September 30, 2001. No amortization was recorded on capitalized production costs as of September 30, 2000.

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

    On September 7, 2001, the Company entered into a $2.5 million promissory note with Thomson Kernaghan & Co. Limited (a related party). As of September 30, 2001, the Company had received funds under the promissory note totaling $750,000. The promissory note bears interest at a rate of 14% per year and is to be paid in full on December 31, 2001. The note is secured by a security agreement that provides a second charge on all property and equipment of the Company and all accounts receivable and inventory.

    On March 21, 2001, the Company's wholly owned subsidiary East Side Venture Partners LLC, executed a $100,000 promissory note with BG Holdings, LLC. The funds from this note were received in September, 2001. The note begins to bear interest at a rate of 10% per year 360 days from the date of the note. The note is payable upon the subsidiary's receipt of $100,000 from an equity or debt financing.

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
                                                          ==========        ==========

    The purpose of these loans is to fund the purchase of media and inventory and are secured by accounts receivable and inventory. The interest rate paid on these loans ranges from 2% a week to 4% a month. As of September 30, 2001, the Company recorded interest expense of $2,796,654 for media and A/R funding loans.

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

NOTE 18 -- IMPAIRMENT LOSS

     For the quarter ended September 30, 2001, the Company recognized an impairment loss of $1,569,525. This amount was composed of a $1,270,000 impairment of prepaid advertising time that was purchased from a company that has filed for bankruptcy protection and the impairment of $175,000 in costs associated with the aborted Entreport merger. In addition, the Company impaired $124,525 of previously capitalized production costs on products no longer deemed to be viable. Management of the Company intends to vigorously pursue a return of the funds associated with the impairment of prepaid advertising. However, the probability that these funds will be returned is not determinable.

NOTE 19 - LOSS ON SHARE ISSUANCE
     In the third quarter of 2001, the company reconized a loss of $1,510,000 on the issuance of shares of the Company's common stock. This loss was attributed to an erroneous distribution of shares. Management of the company intends to vigourously persue a return of the Shares or receive appriopriate value for the shares. However, the probablity that these shares will bereturned or value received is not determinable.

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

From July through October 2001, Daniel Hoyng was advanced monies totaling $155,639.

On July 20, 2001, the Company issued Thomson Kernaghan 400,000 shares of Infotopia, Inc. common stock valued at $860,000. These shares were issued in error. See Note 19.

In September 2001, the Company entered into a relocation loan agreement with Daniel Hoyng for $225,000.

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

NOTE 24 -- SUBSEQUENT EVENTS

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

The Company recognized impairment losses of $1,569,525 in the third quarter of 2001 versus impairment expenses of $743,618 recognized in the first nine months of 2000. The current period impairment expense was primarily attributed to a write-off of $1,270,000 for prepaid advertising time that was purchased from a company that has subsequently filed for bankruptcy protection. Management of the Company intends to vigorously pursue a return of the funds. However, the probability that these funds will be returned is not determinable. The Company also recorded impairment expense in the current period of $175,000 for costs associated with the aborted Entreport merger and $124,525 for previously capitalized production costs on products no longer deemed to be viable.

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


Dated: November 20, 2001



By: /s/ Marek Lozowicki
   ------------------------------------------------
   Marek Lozowicki, Acting Chief Accounting Officer


Dated: November 20, 2001